Form 10-Q
period 1998-03-31
LADISH CO INC
filed 1998-05-01
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended      March 31, 1998

   Commission File Number        0-23539


                                Ladish Co., Inc.
             (Exact name of registrant as specified in its charter)

            Wisconsin                                        31-1145953
      (State or other Jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

       5481 South Packard Avenue, Cudahy, Wisconsin               53110
        (Address of principal executive offices)                (Zip Code)

                                 (414) 747-2611
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      Yes                     No     X


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at March 31, 1998
   Common Stock, $0.01 Par Value                     13,945,246

                         PART I   FINANCIAL INFORMATION


                                Ladish Co., Inc.
                      Consolidated Statements of Operations
             (Dollars in Thousands, Except Share and Per Share Data)

                                                     For the Three Months
                                                        Ended March 31,
                                                       1998          1997

   Net sales . . . . . . . . . . . . . . . . . . . $   61,671    $   49,923

   Cost of sales . . . . . . . . . . . . . . . . .     51,957        43,944
                                                    ---------     ---------
        Gross income on sales  . . . . . . . . . .      9,714         5,979

   Selling, general and
    administrative expenses  . . . . . . . . . . .      2,057         1,758
                                                    ---------     ---------
        Income from operations . . . . . . . . . .      7,657         4,221

   Other income (expense):
      Interest expense . . . . . . . . . . . . . .      ( 781)        ( 931)
      Other, net . . . . . . . . . . . . . . . . .         89            13
                                                    ---------     ---------

        Income before provision for
         income taxes  . . . . . . . . . . . . . .      6,965         3,303

   Provision for income taxes  . . . . . . . . . .        697           245
                                                    ---------     ---------
        Net income . . . . . . . . . . . . . . . . $    6,268    $    3,058
                                                    =========     =========

   Basic earnings per share (1)  . . . . . . . .  $      0.94         $0.59

   Diluted earnings per share (1)  . . . . . . .  $      0.73         $0.25

   Basic weighted average
    shares outstanding (1) . . . . . . . . . . . .  6,701,592     5,146,876

   Diluted weighted average
    shares outstanding (1) . . . . . . . . . . . .  8,542,829    12,195,013

   ____________________

   (1) See the discussion of the impact of the March 9, 1998 Initial Public Offering of Common Stock by the Company on the basic earnings per share calculation as well as the diluted earnings per share
        calculation in Part II   Other Information Item 5.

                                Ladish Co., Inc.
                           Consolidated Balance Sheets
             (Dollars in Thousands, Except Share and Per Share Data)

                                                March 31,      December 31,
   Assets                                          1998              1997
   Current assets:
       Cash and cash equivalents   . . . . . . . $   9,599      $     566
       Accounts receivable, less allowance
           of $300   . . . . . . . . . . . . . .    34,671         27,631
       Inventories   . . . . . . . . . . . . . .    48,291         48,842
       Prepaid expenses and other
           current assets  . . . . . . . . . . .     2,211          2,537
                                                   -------        -------
             Total current assets  . . . . . . .    94,772         79,576
                                                   -------        -------
   Plant and equipment:
       Land  . . . . . . . . . . . . . . . . . .     3,855          3,855
       Buildings and improvements  . . . . . . .    13,788         13,756
       Machinery and equipment   . . . . . . . .   100,421         99,766
       Construction in progress  . . . . . . . .     8,742          6,666
                                                   -------        -------
                                                   126,806        124,043
           Less   accumulated
             depreciation  . . . . . . . . . . .  ( 43,863)      ( 41,206)
                                                   -------        -------
             Net plant and equipment   . . . . .    82,943         82,837

   Other assets  . . . . . . . . . . . . . . . .     2,970          3,048
                                                   -------        -------
             Total assets  . . . . . . . . . . . $ 180,685      $ 165,461
                                                   =======        =======

       Liabilities and Stockholders' Equity
   Current liabilities:
       Current portion of senior debt  . . . . . $   2,000      $   2,000
       Current portion of Notes payable  . . . .        --            250
       Accounts payable  . . . . . . . . . . . .    34,998         15,863
       Accrued liabilities:
           Pensions  . . . . . . . . . . . . . .    10,104          8,293
           Postretirement benefits   . . . . . .     5,567          5,567
           Wages and salaries    . . . . . . . .     5,728          5,501
           Taxes, other than income taxes  . . .       277            239
           Interest    . . . . . . . . . . . . .        92             96
           Profit sharing  . . . . . . . . . . .       740          2,629
           Other   . . . . . . . . . . . . . . .     6,169          6,846
                                                   -------        -------
             Total current liabilities   . . . .    65,675         47,284

   Senior debt, less current portion   . . . . .     3,000         25,391
   Notes payable, less current portion . . . . .        --            750
   Subordinated debt . . . . . . . . . . . . . .        --         11,325
   Pensions  . . . . . . . . . . . . . . . . . .    10,891         28,409
   Postretirement benefits   . . . . . . . . . .    43,589         43,857
   Other noncurrent liabilities  . . . . . . . .     3,416          3,428
                                                   -------        -------
             Total liabilities   . . . . . . . .   126,571        160,444
                                                   -------        -------

   Stockholders' equity:
       Common stock   authorized 100,000,000,
           issued 13,945,246 shares and
           5,315,473 shares of $0.01 par value
           as of March 31, 1998 and December 31,
           1997, respectively  . . . . . . . . .       139             53
       Additional paid-in capital  . . . . . . .    80,541         37,798
       Accumulated deficit   . . . . . . . . . .  ( 26,566)      ( 32,834)
                                                   -------        -------
             Total stockholders' equity  . . . .    54,114          5,017
                                                   -------        -------
             Total liabilities and
              stockholders' equity   . . . . . . $ 180,685      $ 165,461
                                                   =======        =======

                                Ladish Co., Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                     For the Three Months
                                                        Ended March 31,
                                                     1998           1997
   CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income  . . . . . . . . . . . . . . . .      $  6,268      $  3,058
   Adjustments to reconcile net income to
      net cash provided from (used for)
      operating activities:
          Depreciation . . . . . . . . . . . .         2,657         2,415
          Amortization . . . . . . . . . . . .           107            33
          Payment-in-kind interest on
              subordinated debt  . . . . . . .           289           313
          Reduction in valuation allowance   .           653           245
          Other  . . . . . . . . . . . . . . .            (3)           --

   Change in assets and liabilities:
          Accounts receivable  . . . . . . . .       ( 7,040)      ( 6,126)
          Inventories  . . . . . . . . . . . .           551       ( 6,435)
          Other assets   . . . . . . . . . . .           297            17
          Accounts payable and accrued
              liabilities  . . . . . . . . . .        18,641         9,767
          Other liabilities  . . . . . . . . .      ( 17,798)      ( 2,128)
                                                     -------       -------
              Net cash provided from operating
                activities . . . . . . . . . .         4,622         1,159
                                                     -------       -------

   CASH FLOWS FROM INVESTING ACTIVITIES:

      Additions to property, plant
          and equipment  . . . . . . . . . . .       ( 2,763)      ( 1,665)
      Proceeds from sale of property,
          plant and equipment  . . . . . . . .             3           599
                                                    --------       -------
              Net cash used for investing
                activities . . . . . . . . . .       ( 2,760)      ( 1,066)
                                                    --------       -------

   CASH FLOWS FROM FINANCING ACTIVITIES:

      Repayment of senior debt . . . . . . . .      ( 22,391)         ( 87)
      Retirement of senior subordinated
          debt and warrants  . . . . . . . . .      ( 11,614)         ( 69)
      Repayment of notes payable . . . . . . .       ( 1,000)           --
      Issuance of common stock . . . . . . . .        42,176            69
                                                     -------       -------

              Net cash provided from (used
                for) financing activities  . .         7,171          ( 87)
                                                     -------       -------

   INCREASE IN CASH AND CASH EQUIVALENTS   . .         9,033             6
   CASH, beginning of period . . . . . . . . .           566           102
                                                     -------       -------
   CASH, end of period . . . . . . . . . . . .       $ 9,599       $   108
                                                     =======       =======

                                Ladish Co., Inc.
                   Notes to Consolidated Financial Statements
                             (Dollars in Thousands)


   (1)  Basis of Presentation

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1998 and March 31, 1997. All adjustments are of a normal recurring nature.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In conjunction with its Form S-1, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996.

   The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

   (2)  Inventories

   Inventories consisted of:

                                        March 31,     December 31,
                                           1998           1997

   Raw material and supplies            $  16,807      $  19,104
   Work-in-process and
     finished goods                        35,442         34,049
   Less progress payments                 ( 3,958)       ( 4,311)
                                         --------        -------
       Total inventories                $  48,291      $  48,842
                                         ========       ========


   (3)  Interest and Income Tax Payments

                                          For the Three Months
                                            Ended March 31,
                                           1998           1997

     Interest                           $   2,883       $    769
     Income taxes                            --               50

   (4)  Cash and Cash Equivalents

   Cash in excess of daily requirements is invested in marketable securities consisting of Commercial Paper and Repurchase Agreements which mature in three months or less. Such investments are deemed to be cash equivalents for purposes of the statement of cash flows.

   (5)  Revenue Recognition

   Revenue is recognized when products are shipped.

   (6)  Initial Public Offering

   On March 13, 1998, the Company received proceeds of $29.5 million on the sale of 2,336,000 shares of common stock in an initial public offering. Subsequently, the Underwriters exercised their option to purchase 501,138 shares for additional proceeds of $6.3 million. In addition, warrants for 5,792,635 shares were exercised for proceeds and forgiveness of debt of approximately $7.0 million.

   (7)  Earnings Per Share

   The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

   Results of Operations

   First Quarter 1998 Compared to First Quarter 1997

   Net sales for the three months ended March 31, 1998 were $61.7 million compared to $49.9 for the same period in 1997, an increase of 24%. The increase in sales for the first quarter of 1998 was primarily attributed to the continued resurgence of the jet engine market. The Company also continued to benefit in 1998 due to improvement in on-time deliveries and focus on manufacturing productivity. Gross profit improved to 15.8% of sales in contrast to 12% of sales in the first three months of 1997 as a result of operating efficiencies and greater absorption of fixed costs by an increased level of sales.

   Selling, general and administrative expenses, as a percentage of sales, were 3.3% for the first quarter of 1998 compared to 3.5% for the same period in 1997.

   Interest expense for the period was reduced to $0.78 million from a level of $0.93 million in 1997, a decrease of 16%. The reduction in interest expense was attributable to lower loan balances of senior debt and reduced interest rates. Approximately $0.36 million of the interest expense in 1998 was related to the subordinated notes issued in 1995 and 1996. The notes were redeemed March 31, 1998. See "Liquidity and Capital Resources". As of March 31, 1998, the Company's senior debt had an interest rate of equal to the commercial paper rate plus 2.0% per annum (reduced from 2.5% as of March 31, 1997).

   The Company's income before taxes increased from $3.3 million in the first quarter of 1997 to $7.0 million in 1998, due primarily to the increase in sales.

   The $0.70 million provision for taxes for 1998 and $0.25 million for 1997 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory
   restrictions.  See "Liquidity and Capital Resources   Net Operating Loss
   Carryforwards".

   Liquidity and Capital Resources

   In March 1998, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with its lender which expires on June 30, 2000. The Credit Agreement consists of two facilities: (i) a $45 million revolving line of credit (the "Revolving Credit Facility") and
   (ii) an $8 million term loan (the "Term Loan"). All of the Company's assets have been pledged to secure borrowings under the Credit Agreement.

   Borrowings under the Revolving Credit Facility bear interest at a rate equal to the commercial paper rate plus 2.0% per annum (reduced from 2.5% as of December 31, 1996). The lender has agreed to reduce the interest rate on the Revolving Credit Facility to the commercial paper rate plus 1.5% per annum as of April 1, 1998. Availability under the Revolving Credit Facility is subject to a borrowing base limitation which is calculated based upon eligible accounts receivable and inventories reduced by the amount of any letters of credit. At March 31, 1998, approximately $45 million was available and undrawn under the Revolving Credit Facility.

   The Term Loan is payable in 16 consecutive quarterly installments which commenced on September 30, 1996. The first four quarterly installments were $375,000 each, the next eight installments are $500,000 each beginning September 30, 1997, and the last four installments are $625,000 each, with the first installment due on September 30, 1999 and the last installment due on June 30, 2000. Borrowings under the Term Loan bear interest at a rate equal to the commercial paper rate plus 2.0% per annum. The lender has agreed to reduce the interest rate on the Term Loan to the commercial paper rate plus 1.5% per annum as of April 1, 1998. The Company may, at any time, prepay the outstanding balance of the Term Loan, in whole or in part, subject to a prepayment fee of 1% of the outstanding balance (or in the case of a partial prepayment, of the amount prepaid) if the Term Loan is prepaid on or before July 1, 1999. The balance of the Term Loan as of March 31, 1998 was $5.0 million.

   The Credit Agreement contains covenants, including, but not limited to, restrictions on the incurrence of additional indebtedness and operations and capital expenditures. In addition, the Company is required to maintain an interest coverage ratio of 1.5 to 1 for 1997 and 2.0 to 1 thereafter and to maintain a fixed charge coverage ratio of 1.0 to 1. At March 31, 1998, the Company was in compliance with all covenants under the Credit Agreement and believes that it will remain in compliance with such covenants for the foreseeable future.

   In December 1995, the Company issued a total of $4.0 million of its 12% senior subordinated secured notes due December 22, 2000 (the "Subordinated Notes") to certain stockholders. In February 1996, the Company completed a second offering of Subordinated Notes when it issued an additional $5.3 million of Subordinated Notes to certain other stockholders. The Subordinated Notes bear interest at a rate of 12% per annum and are due in December 2000. Interest on the Subordinated Notes is payable quarterly in the form of additional Subordinated Notes. The Subordinated Notes are secured by a second security interest in substantially all of the Company's assets, and are subordinated to indebtedness under the Credit Agreement. On March 31, 1998 the Company redeemed the Subordinated Notes by repaying the outstanding face value of the Subordinated Notes plus accrued interest thereon. In connection with such redemption the holders of the Subordinated Notes released their second security interest in the Company's assets.

   At December 31, 1997, the Company had approximately $57.0 million of net operating loss carryforwards ("NOLs") for federal income tax purposes, of which approximately $21.4 million are restricted due to the 1993 change of ownership of the Company. To the extent that the Company generates taxable income, these NOLs will reduce the federal income taxes of the Company in future years, and therefore increase its after-tax cash flow. Given the Company's continued positive financial performance, the Company has undertaken an evaluation of the treatment of the NOLs for future valuation purposes.

   On March 13, 1998 the Company successfully completed an initial public offering for 2,336,000 shares of common stock (the "IPO"). The Company received approximately $29.5 million in proceeds from the IPO, after underwriting discounts and commissions. Those proceeds were utilized by the Company to reduce its pension liability, redeem the Subordinated Notes and repay a portion of the outstanding indebtedness under the Revolving Credit Facility. Subsequent to the IPO, the underwriters elected to purchase additional shares of common stock from the Company which resulted in the Company receiving approximately $6.3 million in additional proceeds. These additional proceeds along with approximately $7.0 million of proceeds and forgiveness of debt from the exercise of warrants were used to repay the remaining outstanding balance under the Revolving Credit Facility.

                              --------------------


   Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties.
   These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include market conditions and demand for the Company's products; competition; technologies; raw material prices; interest rates and capital costs; taxes; unstable governments and business conditions in emerging economies; and legal, regulatory and environmental issues. Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

   PART II   OTHER INFORMATION

   Item 2.     Changes in Securities

   In connection with the IPO and in compliance with Item 701(f) of Regulation S-K, the Company represents that:

   (1) The effective date of the registration statement was March 9, 1998 and the Commission file number assigned to it was 333-43011.

   (2)   The offering was commenced March 9, 1998.

   (3)   The offering did not terminate before any securities were sold.

   (4)   (i)   The offering terminated after all of the registered securities were sold.

         (ii) The managing underwriters for the offering were Credit Suisse First Boston and BT Alex. Brown.

         (iii) Common Stock of the Company was registered.

         (iv) The aggregate amount of Common Stock registered and sold was 7,343,278 shares at an offering price of $13.50 per share which raised an aggregate amount of proceeds of $99,134,253. Of the total, 2,837,138 shares were sold by the Company for $38,301,363 of proceeds and 4,506,140 shares were sold by selling security holders for $60,832,890 of proceeds.

         (v) The underwriting discounts and commissions paid by the Company amounted to $2,468,310. The Company also incurred approximately $600,000 of expenses in connection with the offering, none of which was paid directly or indirectly to directors, officers or affiliates of the Company.

         (vi) The net offering proceeds to the Company was approximately $35,233,000.

         (vii) The Company applied the net offering proceeds as follows:

           $15,000,000    Contributed to Company-sponsored pension plans
            $1,000,000    Redeemed outstanding note
           $11,614,000    Redeemed Senior Subordinated 12% Notes
            $7,619,000    Repayment of Senior Debt

         Of the above use of proceeds, approximately $8,730,000 of the redeemed Senior Subordinated 12% Notes were held by affiliates. No other officer, director or affiliate received any of the proceeds.

   Item 5.     Other Information

   As a result of the new shares of common stock issued by the Company in the IPO combined with the conversion of warrants into common stock as of March 31, 1998 the Company had 13,945,246 basic shares of common stock outstanding (as reflected in the Consolidated Balance Sheets on page 4). On a fully-diluted basis, taking into account outstanding warrants and options, the Company would have 15,861,234 shares of common stock outstanding. Due to the timing of the IPO and the warrant exercise combined with the dictates of Statement of Financial Accounting Standards No. 128, the Company reported 6,701,592 basic shares and 8,542,829 fully-diluted shares of common stock outstanding as of March 31, 1998.

   Item 6.     Exhibits and Reports on Form 8-K

   (a)   Exhibits

         27   Financial Data Schedule

   (b)   Reports on Form 8-K.

   No reports on Form 8-K have been filed with the Commission during the period covered by this report.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LADISH CO., INC.



   Date:        May 1, 1998                By:       /s/
                                                Wayne E. Larsen
                                             Vice President Law/Finance
                                                    & Secretary