Form 10-Q
period 1998-06-30
LADISH CO INC
filed 1998-07-28
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended      June 30, 1998

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


                         Yes     X                No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                  Outstanding at June 30, 1998
Common Stock, $0.01 Par Value                         14,013,667

                                          PART I - FINANCIAL INFORMATION

                                LADISH CO., INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (Dollars in Thousands, Except Share and Per Share Data)

                                   For the Three Months    For the Six Months
                                       Ended June 30,         Ended June 30,
                                   1998            1997    1998          1997

Net sales.......................$  60,779    $  52,607   $ 122,450   $  102,530

Cost of sales...................   50,531       43,899     102,488       87,843
                                ---------    ---------   ---------    ---------

     Gross income on sales......   10,248        8,708      19,962       14,687

Selling, general and
  administrative expenses.......    2,170        1,969       4,227        3,727
                                ---------    ---------   ---------    ---------

     Income from operations.....    8,078        6,739      15,735       10,960

Other income (expense):
  Interest expense.............     ( 189 )      ( 888 )     ( 970 )    ( 1,819)
  Other, net...................        80           62         169           75
                                ---------    ---------   ---------    ---------

    Income from operations
       before provision for
       income taxes                 7,969        5,913      14,934        9,216

Provision for income taxes....        797          437       1,494          682
                                ---------    ---------   ---------    ---------

Net income....................$     7,172      $ 5,476     $13,440      $ 8,534
                                =========    =========   =========    =========



Basic earnings per share (1)..$       .51   $     1.05  $     1.30   $     1.65

Diluted earnings per share(1).$       .46   $      .45  $     1.11   $      .70

Basic weighted average
  shares outstanding (1)       13,982,310    5,196,307   10,362,06    5,171,728

Diluted weighted average
  shares outstanding (1)       15,702,259   12,280,653  12,105,471   12,236,433

--------------------

     (1) See the discussion of the impact of the March 9, 1998 Initial Public Offering of Common Stock by the Company on the basic earnings per share calculation as well as the diluted earnings per share calculation in Part II - Other Information Item 5.

                                LADISH CO., INC.
                          CONSOLIDATED BALANCE SHEETS

             (Dollars in Thousands, Except Share and Per Share Data)

                                                      June 30,    December 31,
         Assets                                        1998           1997
         ------
Current assets:
     Cash and cash equivalents.....................$      5,417   $        566
     Accounts receivable, less allowance of $300...      34,794         27,631
     Inventories...................................      47,538         48,842
     Prepaid expenses and other current assets.....         327          2,537
                                                   ------------    -----------
         Total current assets......................      88,076         79,576
Property, plant and equipment:
     Land and improvements.........................       3,855          3,855
     Buildings and improvements....................      13,865         13,756
     Machinery and equipment.......................     103,341         99,766
     Construction in progress......................       9,162          6,666
                                                   ------------    -----------
                                                        130,223        124,043
     Less - accumulated depreciation...............    ( 46,619 )     ( 41,206 )
                                                    -----------     ----------
         Net property, plant and equipment.........      83,604         82,837

Other assets.......................................       4,784          3,048
                                                    -----------     ----------

         Total assets..............................$    176,464      $ 165,461
                                                      =========      =========

         Liabilities and Stockholders' Equity
            Current liabilities:
     Current portion of senior debt................$      2,000      $   2,000
     Notes payable.................................          --            250
     Accounts payable..............................      23,845         15,863
     Accrued liabilities:
         Pensions..................................       9,554          8,293
         Postretirement benefits...................       5,567          5,567
         Wages and salaries........................       6,008          5,501
         Taxes, other than income taxes............         148            239
         Interest..................................          50             96
         Profit sharing............................       1,880          2,629
         Other.....................................       7,299          6,846
                                                    -----------     ----------
              Total current liabilities............      56,351         47,284

Long-term liabilities:
     Senior debt, less current portion.............       2,500         25,391
     Subordinated debt.............................          --         11,325
     Notes payable.................................          --            750
     Pensions......................................       9,398         28,409
     Postretirement benefits.......................      43,128         43,857
     Other noncurrent liabilities..................       3,397          3,428
                                                    -----------     ----------
              Total liabilities....................     114,774        160,444
                                                    -----------     ----------

Stockholders' equity:
     Common stock - authorized 100,000,000,
       issued and outstanding 14,013,667 and
       5,315,473 shares in each period of
       $0.01 par value.............................         140             53
     Additional paid-in capital....................      80,944         37,798
     Accumulated deficit...........................    ( 19,394 )     ( 32,834 )
                                                    -----------     ----------
              Total stockholders' equity...........      61,690          5,017
                                                    -----------     ----------

              Total liabilities and
               stockholders' equity................   $ 176,464      $ 165,461
                                                      ========       =========

                                LADISH CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                       For the Six Months
                                                         Ended June 30,
                                                     1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income...................................$   13,440         $   8,534
     Adjustments to reconcile net income to
        net cash provided from (used for)
        operating activities:
         Depreciation..............................    5,413             4,830
         Amortization..............................      145                66
         Payment-in-kind interest on subordinated
           debt....................................      300               622
         Reduction in valuation allowance..........    1,396               682


     Change in assets and liabilities:
         Accounts receivable.......................   ( 7,163 )         ( 8,550)
         Inventories...............................     1,304          ( 11,534)
         Other assets..............................       326               110
         Accounts payable and accrued liabilities..     9,317             3,396
         Other long-term liabilities...............  ( 19,771 )         ( 4,731)
                                                   ----------       -----------

              Net cash provided from (used for)
                 operating activities..............     4,707           ( 6,575)
                                                   ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and
       equipment...................................   ( 6,180 )         ( 4,239)
     Proceeds from sale of property, plant
       and equipment...............................         3               600
     Acquisition of business.......................       --            ( 8,513)
     Proceeds from sale of IPD.....................       --             36,500
     IPD disposition funds placed in escrow........       --            ( 3,650)
                                                   ----------       -----------

              Net cash provided from (used for
                 investing activities..............   ( 6,177 )          20,698
                                                     --------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of senior debt......................  ( 22,891 )        ( 13,934)
     Retirement of senior subordinated debt
       and warrants................................  ( 11,625 )        (     69)
     Repayment of notes payable....................   ( 1,000 )             --
     Issuance of common stock......................    41,987                69
     Repurchase of common stock....................     ( 150 )             --
                                                   ----------       -----------

              Net cash provided from (used for)
                 financing activities..............     6,321          ( 13,934)
                                                   ----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS..............     4,851               189
CASH, beginning of period..........................       566               102
                                                   ----------       -----------

CASH, end of period................................$    5,417       $       291
                                                   ==========       ===========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)


(1)      Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at June 30, 1998 and December 31, 1997 and its results of operations and cash flows for the six months ended June 30, 1998 and June 30, 1997. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In conjunction with its Form S-1, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995.

The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

Inventories consisted of:

                                          June 30,                December 31,
                                            1998                      1997

     Raw material and supplies             $  16,936                 $  19,104
     Work-in-process and finished goods       34,486                    34,049
     Less progress payments                  ( 3,884 )                 ( 4,311 )
                                          ----------                ----------

           Total inventories               $  47,538                 $  48,842
                                           =========                 =========

(3)      Interest and Income Tax Payments

                                                          For the Six Months
                                                             Ended June 30,
                                                         1998              1997

     Interest                                          $ 3,084          $ 1,716
     Income taxes                                           11              141

(4)      Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of Commercial Paper and Repurchase Agreements which mature in three months or less. Such investments are deemed to be cash equivalents for purposes of the statement of cash flows.

(5)      Revenue Recognition

Revenue is recognized when products are shipped.

(6)      Initial Public Offering

On March 13, 1998, the Company received proceeds of $29.5 million on the sale of 2,336,000 shares of common stock in an initial public offering. Subsequently, the Underwriters exercised their option to purchase 501,138 shares for additional proceeds of $6.3 million. In addition, warrants for 5,792,635 shares were exercised for proceeds and conversion of debt of approximately $7.0 million.

(7)      Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION


RESULTS OF OPERATIONS
---------------------

Second Quarter 1998 Compared to Second Quarter 1997


Net sales for the three months ended June 30, 1998 were $60.8 million compared to $52.6 million for the same period in 1997, an increase of 16%. The increase in sales for the second quarter of 1998 was primarily attributed to the continued resurgence of the jet engine market. The Company also continued to benefit in 1998 due to improvement in on-time deliveries and focus on manufacturing productivity. Gross profit improved to 16.9% of sales in contrast to 16.6% of sales in the second quarter of 1997 as a result of operating efficiencies and greater absorption of fixed costs by an increased level of sales.

Selling, general and administrative expenses, as a percentage of sales, were 3.6% for the second quarter of 1998 compared to 3.7% for the same period in 1997.

Interest expense for the period was reduced to $0.19 million from a level of $0.89 million in 1997, a decrease of $0.7 million. The reduction in interest expense was attributable to lower loan balances of senior debt and reduced interest rates. See "Liquidity and Capital Resources". As of June 30, 1998, the Company's senior debt had an interest rate equal to the commercial paper rate plus 1.5% per annum (reduced from 2.5% as of June 30, 1997).

The Company's income before taxes increased from $5.9 million in the second quarter of 1997 to $8.0 million in 1998, due primarily to the increase in sales.

The $0.80  million  provision  for taxes  for 1998 and  $0.44  million  for 1997 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post- restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources".

Six Months 1998 Compared to Six Months 1997
-------------------------------------------


Net sales for the first six months of 1998 of $122.5 million represent a 19.5% improvement over the $102.5 million of sales for the first six months of 1997. The sales growth was largely due to continued expansion of the jet engine and commercial aerospace industry. Gross profit increased to 16.3% in the first six months of 1998 in comparison to 14.3% during the first half of 1997 due to increased sales and operating efficiencies. Net income of $13.4 million, or 10.9% of sales, for the first half of 1998 reflects positive growth in comparison to the $8.5 million, or 8.3% of sales, for the same period in 1997. The improvement in net income is attributable to the sales growth, reduced interest expense and internal operating efficiencies.

For the first six months of 1998, selling, general and administrative expenses, as a percentage of sales, were 3.5% compared to 3.6% for the first half of 1997.

Interest expense for the period of $0.97 million was a 47% reduction from $1.82 million of interest in the first six months of 1997 due to reduced senior loan balances, lower interest rates and the retirement of subordinated notes in the first quarter of 1998.

As indicated above in the discussion of the Second Quarter, the $1.5 million tax provision for the first six months of 1998 represents the largely non-cash accounting charges associated with the use of pre-restructuring NOLs.

Liquidity and Capital Resources
-------------------------------


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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to the commercial paper rate plus 1.5% per annum as of April 1, 1998. Availability under the Revolving Credit Facility is subject to a borrowing base limitation which is calculated based upon eligible accounts receivable and inventories reduced by the amount of any letters of credit. At June 30, 1998, approximately $45 million was available and undrawn under the Revolving Credit Facility. The balance of the Term Loan as of June 30, 1998 was $4.5 million.

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

At December 31, 1997, the Company had approximately $57.0 million of net operating loss carryforwards ("NOLs") for federal income tax purposes, of which approximately $21.4 million are restricted due to the 1993 change of ownership of the Company. To the extent that the Company generates taxable income, these NOLs will reduce the federal income taxes of the Company in future years, and therefore increase its after-tax cash flow. Given the Company's continued positive financial performance, the Company undertook an evaluation of the treatment of the NOLs for future valuation purposes and anticipates completing the evaluation by the end of 1998.

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

PART II - OTHER INFORMATION

Item 5.     Other Information

As a result of the new shares of common stock issued by the Company in the IPO combined with the conversion of warrants into common stock the Company had 14,013,667 basic shares of common stock outstanding as of June 30, 1998 (as reflected in the Consolidated Balance Sheets on page 4). Due to the timing of the IPO and the warrant exercise combined with the dictates of Statement of Financial Accounting Standards No. 128, the Company reported on a weighted average basis 13,982,310 basic shares and 15,702,259 fully-diluted shares of common stock outstanding for the three months ended June 30, 1998 and 10,362,063 basic shares and 12,105,471 fully-diluted shares of common stock outstanding for the six months ended June 30, 1998.

Item 6.     Exhibits and Reports on Form 8-K

     (a) Exhibits

         27   Financial Data Schedule

     (b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       LADISH CO., INC.



Date:      July 28, 1998                        By:  /s/ Wayne E. Larsen
                                                        Wayne E. Larsen
                                                    Vice President Law/Finance
                                                          & Secretary

                                 EXHIBIT INDEX


Exhibit No.         Description

    27             Financial Data Schedule