Form 10-Q
period 1998-09-30
LADISH CO INC
filed 1998-11-05
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended      September 30, 1998

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


                                Yes X      No



          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at September 30, 1998
Common Stock, $0.01 Par Value                             13,901,913

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                    Page 3 of 11

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (Dollars in Thousands, Except Share and Per Share Data)

                                                            For the Three Months     For the Nine Months
                                                             Ended September 30,     Ended September 30,
                                                             1998          1997       1998          1997

Net sales ..............................................   $ 53,368     $ 54,542    $175,818      $157,072

Cost of sales ..........................................     46,649       46,212     149,137       134,055
                                                            --------    --------    --------     ---------

         Gross income on sales .........................      6,719        8,330      26,681        23,017

Selling, general and administrative expenses ...........      1,974        1,880       6,201         5,607
                                                            --------    --------    --------     ---------

         Income from operations ........................      4,745        6,450      20,480        17,410

Other income (expense):
     Interest expense ..................................       (149)        (840)     (1,119)       (2,659)
     Other, net ........................................        148           68         317           143
                                                           --------     --------    --------     ----------

         Income from operations
            before provision for income taxes ..........      4,744        5,678      19,678        14,894

Provision for income taxes .............................        474          513       1,968         1,195
                                                           --------     --------   --------      ---------


         Net income....................................     $ 4,270       $5,165     $17,710       $13,699
                                                           ========     ========    ========    ==========





Basic earnings per share (1).........................        $ 0.30        $0.99       $1.53         $2.64

Diluted earnings per share (1).......................        $ 0.27        $0.41       $1.33         $1.10

Basic weighted average shares outstanding (1)........    14,006,001    5,196,307  11,590,057     5,180,011

Diluted weighted average shares outstanding (1)......    15,613,198   12,681,334  13,293,550    12,425,320

--------------------

(1) See the discussion of the impact of the March 9, 1998 Initial Public Offering of Common Stock by the Company on the basic earnings per share calculation as well as the diluted earnings per share calculation in Part II - Other Information Item 5.

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS

             (Dollars in Thousands, Except Share and Per Share Data)

                                                     September 30,  December 31,
         Assets                                          1998         1997
        --------
Current assets:
     Cash and cash equivalents.....................  $   9,310      $    566
     Accounts receivable, less allowance of $300...     32,771        27,631
     Inventories...................................     44,786        48,842
     Prepaid expenses and other current assets.....        489         2,537
                                                      --------      --------
         Total current assets......................     87,356        79,576
Property, plant and equipment:
     Land and improvements.........................      3,855         3,855
     Buildings and improvements....................     13,891        13,756
     Machinery and equipment.......................    103,570        99,766
     Construction in progress......................     12,561         6,666
                                                     ---------      --------
                                                       133,877       124,043
     Less - accumulated depreciation...............   ( 49,336)     ( 41,206)
                                                      --------      --------
         Net property, plant and equipment.........     84,541        82,837

Other assets  .....................................      4,761         3,048
                                                      --------      --------


         Total assets..............................   $176,658      $165,461
                                                      ========      ========


         Liabilities and Stockholders'
           Equity Current liabilities:
     Current portion of senior debt................     $2,125       $ 2,000
     Notes payable.................................         --           250
     Accounts payable..............................     21,354        15,863
     Accrued liabilities:
         Pensions..................................      5,114         8,293
         Postretirement benefits...................      5,567         5,567
         Wages and salaries........................      5,907         5,501
         Taxes, other than income taxes............        213           239
         Interest..................................         39            96
         Profit sharing............................      1,980         2,629
         Other.....................................      9,799         6,846
                                                      --------      --------
              Total current liabilities............     52,098        47,284

Long-term liabilities:
     Senior debt, less current portion.............      1,875        25,391
     Subordinated debt.............................         --        11,325
     Notes payable.................................         --           750
     Pensions .....................................     11,630        28,409
     Postretirement benefits.......................     42,956        43,857
     Other noncurrent liabilities..................      2,637         3,428
                                                      --------      --------
              Total liabilities....................    111,196       160,444
                                                      --------      --------

Stockholders' equity:
     Common stock - authorized 100,000,000,
        issued 14,013,667 and 5,315,473
        shares in each period of $0.01 par value...        140            53
     Additional paid-in capital....................     81,387        37,798
     Treasury stock - 111,754 shares of common
      stock at cost................................      ( 941)           --
     Accumulated deficit...........................   ( 15,124)     ( 32,834)
                                                      --------      --------
              Total stockholders' equity...........     65,462         5,017
                                                      --------     ---------


              Total liabilities and stockholders'
                equity.............................   $ 176,658      $ 165,461
                                                      =========     ==========

                                                                    Page 5 of 11

                                LADISH CO., INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)
                                                         For the Nine Months
                                                          Ended September 30,
                                                        1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income...................................    $17,710           $13,699
     Adjustments to reconcile net income to
        net cash provided from (used for)
        operating activities:
         Depreciation.............................      8,129             7,365
         Amortization.............................        185               113
         Payment-in-kind interest on
           subordinated debt......................        300               931
         Reduction in valuation allowance.........      1,839             1,103


     Change in assets and liabilities:
         Accounts receivable......................    ( 5,140)          (10,886)
         Inventories..............................      4,056            (8,886)
         Other assets.............................        147              (156)
         Accounts payable and accrued
           liabilities............................      4,939             1,779
         Other long-term liabilities...............   (18,471)           (2,688)
                                                      --------         ---------

              Net cash provided from
               operating activities...............     13,694             2,374
                                                      --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and
       equipment..................................    ( 9,834)           (6,255)
     Proceeds from sale of property,
       plant and equipment........................          4               612
     Acquisition of business......................         --            (8,515)
     Proceeds from sale of IPD....................         --            36,500
     IPD disposition funds placed in
       escrow.....................................         --           ( 3,650)
                                                      ---------        ---------

              Net cash provided from
               (used for) investing activities....     (9,830)           18,692
                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of senior debt......................   (23,391)          (20,475)
     Retirement of senior subordinated
      debt and warrants...........................    (11,625)              (69)
     Repayment of notes payable...................     (1,000)               --
     Issuance of common stock.....................     41,987                69
     Repurchase of common stock...................     (1,091)               --
                                                     --------           --------

              Net cash provided from
               (used for) financing
                 activities.......................      4,880           (20,475)
                                                    ---------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS.............      8,744               591
CASH, beginning of period.........................        566               102
                                                    ---------          ---------


CASH, end of period...............................   $  9,310             $ 693
                                                    =========          =========


                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)


(1)      Basis of Presentation
         ---------------------
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at September 30, 1998 and December 31, 1997 and its results of operations and cash flows for the nine months ended September 30, 1998 and September 30, 1997. All adjustments are of a normal recurring nature.

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

The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)    Inventories
       -----------
Inventories consisted of:

                                                September 30,       December 31,
                                                    1998               1997

     Raw material and supplies                     $  17,635          $  19,104
     Work-in-process and finished goods               30,374             34,049
     Less progress payments                          ( 3,223 )           (4,311)
                                                  ----------         ----------


           Total inventories                       $  44,786          $  48,842
                                                   =========          =========

(3)      Interest and Income Tax Payments
         --------------------------------
                                                        For the Nine Months
                                                        Ended September 30,
                                                      1998                1997
                                                      ----                ----
         Interest                                    $ 3,216            $ 2,216
         Income taxes                                     32                297

(4)      Cash and Cash Equivalents
         -------------------------
Cash in excess of daily requirements is invested in marketable securities consisting of Commercial Paper and Repurchase Agreements which mature in three months or less. Such investments are deemed to be cash equivalents for purposes of the statement of cash flows.

(5)      Revenue Recognition
         -------------------
Revenue is recognized when products are shipped.

(6)      Initial Public Offering
         -----------------------
On March 13, 1998, the Company received proceeds of $29.5 million on the sale of 2,336,000 shares of common stock in an initial public offering. Subsequently, the Underwriters exercised their option to purchase 501,138 shares for additional proceeds of $6.3 million. In addition, warrants for 5,792,635 shares were exercised for proceeds and conversion of debt of approximately $7.0 million.

(7)      Earnings Per Share
         ------------------
The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

                                                                    Page 8 of 11
                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position


Results of Operations
---------------------


Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

Net sales for the three months ended September 30, 1998 were $53.4 million compared to $54.5 million for the same period in 1997, a decrease of 2%. The decrease in sales for the third quarter of 1998 was primarily attributed to inventory adjustments by the Company's major customers in the jet engine market. The Company also experienced certain equipment difficulties in the period which impacted sales mix. Gross profit eroded to 12.6% of sales in contrast to 15.3% of sales in the third quarter of 1997 as a result of product mix and less absorption of fixed costs by a lower level of sales.

Selling, general and administrative expenses, as a percentage of sales, were 3.7% for the third quarter of 1998 compared to 3.4% for the same period in 1997.

Interest expense for the period was reduced to $0.15 million from a level of $0.84 million in 1997, a decrease of $0.7 million. The reduction in interest expense was attributable to lower loan balances of senior debt and reduced interest rates. See "Liquidity and Capital Resources". As of September 30, 1998, the Company's senior debt had an interest rate equal to the commercial paper rate plus 1.5% per annum (reduced from 2.0% as of September 30, 1997).

The Company's income before taxes of $4.7 million in the third quarter of 1998 compares to $5.7 million in 1997, due primarily to the decrease in sales and unfavorable sales mix.

The $0.47  million  provision  for taxes  for 1998 and  $0.51  million  for 1997 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources".

NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997
---------------------------------------------
Net sales for the first nine months of 1998 of $175.8 million represent an 11.9% improvement over the $157.1 million of sales for the first nine months of 1997. The sales growth was largely due to continued expansion of the jet engine and commercial aerospace industry. Gross profit increased to 15.2% in the first nine months of 1998 in comparison to 14.7% during the first nine months of 1997 due to increased sales and operating efficiencies. Net income of $17.7 million, or 10.1% of sales, for the first nine months of 1998 reflects positive growth in comparison to the $13.7 million, or 8.7% of sales, for the same period in 1997. The improvement in net income is attributable to the sales growth, reduced interest expense and internal operating efficiencies.

For the first nine months of 1998, selling, general and administrative expenses, as a percentage of sales, were 3.5% compared to 3.6% for the same period of 1997.

Interest expense for the period of $1.12 million was a 58% reduction from $2.66 million of interest in the first nine months of 1997 due to reduced senior loan balances, lower interest rates and the retirement of subordinated notes in the first quarter of 1998.

As indicated above in the discussion of the Third Quarter, the $2.0 million tax provision for the first nine months of 1998 represents the largely non-cash accounting charges associated with the use of pre-restructuring NOLs. i.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to the commercial paper rate plus 1.5% per annum as of April 1, 1998. Availability under the Revolving Credit Facility is subject to a borrowing base limitation which is calculated based upon eligible accounts receivable and inventories reduced by the amount of any letters of credit. At September 30, 1998, approximately $45 million was available and undrawn under the Revolving Credit Facility. The balance of the Term Loan as of September 30, 1998 was $4.0 million.

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

Under the common stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 111,754 shares of its common stock during the period covered by this report. The Company funded this repurchase program with $.941 million of the cash generated from operations.

YEAR 2000 COMPLIANCE
--------------------

The Company has installed a new computer operating system which is compliant with Year 2000 demands. The new system includes hardware, software, fiber-optic wiring and extensive training for numerous Company personnel. The project was initiated in 1997 and the Company implemented the system at the end of the period covered by this report. The Company intends to use the fourth quarter of 1998 to prove-out and fully convert to the new operating system. The Company has estimated the cost of this new operating system to be approximately $6 million.

The Company is currently assessing the need for Year 2000 contingency plans for both internal operations and external business relations. At this time, the Company believes its new operating system will fully address all Year 2000 issues. Given the size and sophistication of those customers and suppliers which are material to the Company's business, the Company does not anticipate a significant business risk associated with Year 2000 compliance by its customers and suppliers.

                               ------------------

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


PART II - OTHER INFORMATION
---------------------------

Item 5.     Other Information
-----------------------------

As a result of the new shares of common stock issued by the Company in the IPO combined with the conversion of warrants into common stock as of September 30, 1998 the Company had 13,901,913 basic shares of common stock outstanding (as reflected in the Consolidated Balance Sheets on page 4). Due to the timing of the IPO and the warrant exercise combined with the dictates of Statement of Financial Accounting Standards No. 128, the Company reported on a weighted average basis 14,006,001 basic shares and 15,613,198 fully-diluted shares of common stock outstanding for the three months ended September 30, 1998 and 11,590,057 basic shares and 13,293,550 fully-diluted shares of common stock outstanding for the nine months ended September 30, 1998.

Item 6.     Reports on Form 8-K
-------------------------------

No reports on Form 8-K have been filed with the Commission during the period covered by this report.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LADISH CO., INC.



Date:     October 30, 1998
                                                 By:     /S/Wayne E. Larson
                                                            Wayne E. Larsen
                                                      Vice President Law/Finance
                                                              & Secretary