Form 10-K
period 1998-12-31
LADISH CO INC
filed 1999-03-25
CIK 814250

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    Form 10-K
                            -------------------------
(Mark One)
[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended December 31, 1998
                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________

                         Commission File Number 0-23539

                                Ladish Co., Inc.
            ( Exact name of registrant as specified in its charter )

            Wisconsin                             31-1145953
    (State of Incorporation)           (I.R.S. Employer Identification No.)

            5481 S. Packard Avenue
              Cudahy, Wisconsin                           53110
    (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (414) 747-2611

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X]         No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant is $38,807,685 as of February 28, 1999.

                                   13,916,049
     (Number of Shares of common stock outstanding as of February 28, 1999 )

================================================================================

(Continued from cover page )

                       DOCUMENTS INCORPORATED BY REFERENCE

With the exception of those sections which are specifically incorporated by reference in this Form 10-K Annual Report including the annual report to security holders for fiscal year ended December 31, 1998 and the proxy statement for the annual meeting of security holders in 1999, no other documents are to be deemed a part of this report.

                                     PART 1

Item 1.  Business

General

Ladish Co., Inc. ("Ladish" or the "Company") engineers, produces and markets high-strength, high-technology forged and formed metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 90% of the Company's 1998 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 20% of the Company's 1998 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forging products to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

Products and Markets

The Company markets its forging products primarily to manufacturers of jet engines, commercial business and defense aircraft, helicopters, satellites, heavy-duty off-road vehicles and industrial and marine turbines. The principal forging markets served by the Company are jet engine, commercial aerospace (defined by Ladish as satellite, rocket and aircraft components other than jet engines) and general industrial forgings. The amount of revenue and the revenue as a percentage of total revenue by market were as follows for the periods indicated:

                                              Years Ended December 31,
                                         1996          1997          1998
                                              (Dollars in millions)
Jet Engine Forgings................. $108   67%    $153   73%    $160   70%
Aerospace Forgings..................   31   19%      35   17%      47   21%
General Industrial Forgings.........   23   14%      22   10%      20    9%
                                     ----  ---     ----  ---     ----  ---
   Total............................ $162  100%    $210  100%    $227  100%
                                     ====  ===     ====  ===     ====  ===

Manufacturing

Ladish offers one of the most complete ranges of forging services in the world. The Company employs all major forging processes, including open and closed-die hammer and press forgings, as well as ring-rolling, and also produces near-net shape aerospace components through isothermal forging and hot-die forging techniques. Closed-die forging involves hammering or pressing heated metal into the required shape and size by utilizing machined impressions in specially prepared dies which exert three-dimensional control on the heated metal. Open-die forging involves the hammering or pressing of metal into the required shape without such three-dimensional control, and ring-rolling involves rotating heated metal rings through presses to produce the desired shape.

Much of the Company's forging business is capital intensive, requiring large and sophisticated press, hammer and heating equipment and extensive facilities for inspection and testing of components after forging. Ladish believes that it has the largest forging hammer and largest ring-roll in the free world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish's 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Much of the equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

Marketing and Sales

The forging product sales force (consisting of 14 engineers), based in Cudahy, Wisconsin, is supported by the Company's metallurgical staff of approximately 100 engineers and technicians. These technically trained sales engineers, organized along product line and customer groupings, work with customers on an ongoing basis to monitor competitive trends and technological innovations. Additionally, sales engineers consult with customers regarding potential projects and product development opportunities. During the past few years, the Company has refocused its marketing efforts on the jet engine components market and the commercial aerospace industry.

The Company is actively involved with key customers in joint cooperative research and development, engineering, quality control, just-in-time inventory control and computerized process modeling programs. The Company has entered into strategic life-of-the-program contracts for a number of sole-sourced products with each of Allison, Sikorsky and Thyssen for major programs. The Company believes that these contracts are a reflection of the aerospace and industrial markets' recognition of the Company's manufacturing and technical expertise.

The research and development of jet engine components is actively supported by the Company's Advanced Materials and Process Technology Group. The Company's long-standing commitment to research and development is evidenced by its industry-recognized materials and process advancements such as processing aluminum-lithium, Udimet 720 and titanium aluminides. The experienced staff and fully equipped research facilities support Ladish sales through customer-funded projects. Management believes that these research efforts position the Company to participate in future growth in demand for critical advanced jet engine components.

Customers

The Company's top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 54% of the Company's revenues in 1996, 59% of the Company's revenues in 1997 and 61% of the Company's revenues in 1998. No other customer accounted for ten percent or more of the Company's sales.

Caterpillar, Volvo and Allison are also significant customers of the Company. Because of the relatively small number of customers for some of the Company's principal products, the Company's largest customers exercise significant influence over the Company's prices and other terms of trade.

A substantial portion of the Company's revenues is derived from long-term, fixed price contracts with major engine and aircraft manufacturers. These contracts are typically "requirements" contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. The Company attempts to minimize its risk by entering into fixed-price contracts with its raw material suppliers. Additionally, a portion of the Company's revenue is directly or indirectly related to government spending, particularly military and space program spending.

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.4 million, $3.4 million and $4.5 million on applied research and development work during 1996, 1997 and 1998, respectively.

Although the Company owns patents covering certain of its processes, the Company does not consider these patents to be of material importance to the Company's business as a whole. The Company considers certain other information that it owns to be trade secrets and the Company takes measures to protect the confidentiality and control the disclosure and use of such information. The Company believes that these safeguards adequately protect its proprietary rights and the Company vigorously defends these rights.

The Company owns or has obtained licenses for various trademarks, trademark registrations, service marks, service mark registrations, trade names, copyrights, copyright registrations, patent applications, inventions, know-how, trade secrets, confidential information and any other intellectual property that are necessary for the conduct of its business (collectively, "Intellectual Property"). The Company is not aware of any existing or threatened patent infringement claim (or of any facts that would reasonably be expected to result in any such claim) or any other existing or threatened challenge by any third party that would significantly limit the rights of the Company with respect to any such Intellectual Property or to the validity or scope of any such Intellectual Property. The Company has no pending claim against a third party with respect to the infringement by such third party or any such Intellectual Property that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial condition or results of operations. While the Company considers all of its proprietary rights as a whole to be important, the Company does not consider any single right to be essential to its operations as a whole.

Raw Materials

Raw materials used by the Company in its forgings include alloys of titanium, nickel, steel, aluminum, tungsten and other high temperature alloys. The major portion of metal requirements for forged products are purchased from major metal suppliers producing forging quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials.

The titanium and nickel-based superalloys used by the Company have a relatively high dollar value. Accordingly, the Company recovers and recycles scrap materials such as machine turnings, forging flash, solids and test pieces.

The Company's most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Special Metals Corporation and Allegheny Teledyne. Its principal suppliers of titanium alloys are Titanium Metals Corporation of America, Allegheny Teledyne and RTI International. The Company typically has fixed-price contracts with its suppliers.

In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which are reducing overall lead times and the total cost of raw materials.

Backlog

The average amount of time necessary to manufacture the Company's products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company's backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company's backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company's backlog was approximately $234 million, $278 million and $243 million as of December 31, 1996, 1997 and 1998, respectively.

Patents and Trademarks

The Company does not hold, by license or otherwise, any patents, trademarks, franchises or concessions whose loss or modification would materially affect its business in the aggregate.

Competition

The sale of forged metal components is highly competitive. Certain of the Company's competitors are larger than the Company, and have substantially greater capital resources. Although the Company is the sole supplier on several sophisticated components required by prime contractors under a number of governmental programs, many of the Company's products could be replaced with other similar products of its competitors. However, the significant investment in tooling, the time required and the cost of obtaining the status of a "certified supplier" are barriers to entry. Competition is based on quality (including advanced engineering and manufacturing capability), price and the ability to meet delivery requirements.

Environmental, Health and Safety Matters

The  Company's  operations  are  subject  to  many  federal,   state  and  local
regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Management believes that the Company is presently in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements, which costs and liabilities could have a material adverse effect on the Company's results of operations or financial condition.

There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company's financial position or results of operations. Both of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations. The Company has been named a potentially responsible party at three "Superfund" sites. Although the Company does not believe that the amount for which it may be held liable will be material and has reserved approximately $300,000 for such loss, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected. In connection with the sale of the Company's former Industrial Products Division ("IPD"), the Company has agreed to indemnify Trinity Industries, Inc. until May 29, 2001 against certain environmental liabilities that may arise with respect to the properties and operations of IPD relating to the period prior to closing.

Year 2000 Compliance

The Company has installed a new computer operating system which is compliant with Year 2000 demands. The new system includes hardware, software, fiber-optic wiring and extensive training for numerous Company personnel. The project was initiated in 1997 and the Company implemented the system at the end of the third quarter of 1998. The Company used the fourth quarter of 1998 to prove-out and fully convert to the new operating system. The Company has estimated the cost of this new operating system to be approximately $6 million.

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

Forward Looking Statements

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

Employees

As of December 31, 1998, the Company had approximately 1,130 employees, of whom 815 were engaged in manufacturing functions, 95 in executive and administrative functions, another 175 in technical functions, and 45 in sales and sales support. At such date, approximately 865 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. The following table sets forth certain information with respect to the Company's collective bargaining agreements with its employees:


                                                                                      Number of Employees
                                                                                   Represented by Collective
Union                                                       Expiration Date          Bargaining Agreement

International Association of Machinists & Aerospace        February 20, 2000                 378
  & Aerospace Workers, Local 1862

International Brotherhood of Boilermakers, Iron Ship      September 24, 2000                 212
    Builders, Blacksmiths, Forgers & Helpers,
    Subordinate Lodge 1509

International Federation of Professional & Technical        August 20, 2000                  118
    Engineers, Technical Group, Local 92

International Association of Machinists & Aerospace          March 26, 2000                   81
    Workers, Die Sinkers, Local 140

Office & Professional Employees International Union,          July 1, 2001                    45
    Clerical Group, Local 35

International Brotherhood of Electrical Workers,           October 15, 2000                   26
    Local 662

Service Employees International, Local 150                   April 23, 2000                    4



Management

 Name                   Age               Position
 Kerry L. Woody..........47  President & CEO and Director
 Wayne E. Larsen.........44  Vice President Law/Finance & Secretary and Director
 Gene E. Bunge...........53  Vice President, Engineering
 Robert J. Noel..........58  Vice President, Quality & Technology
 James K. Sorenson.......61  Vice President, Materials Management
 Gary J. Vroman..........39  Vice President, Sales & Marketing
 Lawrence C. Hammond.....51  Vice President, Human Resources
 Ronald O. Wiese.........65  Treasurer
 Thomas S. Plichta.......56  Corporate Controller

Item 2.  Properties

The following table sets forth the location and size of the Company's two facilities:

                              Approximate Acreage   Approximate Square Footage
    Cudahy, Wisconsin                184.5                   1,650,000
    Windsor, Connecticut               8.2                      30,000

The  above  facilities  are  owned  by  the  Company.   The  Company  also  owns
approximately 4 acres of land in Houston, Texas, which is currently vacant and for sale.

The Company believes that its facilities are well maintained, are suitable to support the Company's business and are adequate for the Company's present and anticipated needs. While the rate of utilization of the Company's manufacturing equipment is not uniform, the Company estimates that its facilities overall are currently operating at approximately 60% of capacity. The Company-owned facilities have been pledged as collateral to its senior lender.

The principal executive offices of the Company are located at 5481 South Packard Avenue, Cudahy, Wisconsin 53110. Its telephone number at such address is (414) 747-2611.

Item 3.  Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol "LDSH".

Prior to the registration of the common stock of the Company on March 9, 1998, limited trading of the common stock occurred in the over-the-counter market. These quotations for the pre-registration period reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The following table sets forth, for the fiscal periods indicated, the high and low bid prices up until March 9, 1998 and the high and low sales prices for the periods thereafter. At December 31, 1998 there were approximately 300 beneficial holders of the Company's common stock.

                                   Year Ended              Year Ended
                                December 31, 1997      December 31, 1998
                               High          Low      High            Low
 First quarter............    $12.60        $9.90    $22.50          $13.50
 Second quarter...........    $13.50        $9.90    $15.62          $12.25
 Third quarter............    $22.80       $12.60    $13.12           $8.00
 Fourth quarter...........    $19.80       $17.10    $10.00           $6.56

The Company has not paid cash dividends and currently intends to retain all its earnings to finance its operations and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6.  Selected Financial Data

The financial data set forth below as of December 31, 1994, 1995, 1996, 1997 and 1998 and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the Financial Statements prepared of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.


                                                                                      Year Ended December 31,
                                                               -----------------------------------------------------------------
                                                                       (dollars in thousands, except income (loss) per share)
INCOME STATEMENT DATA                                               1994          1995         1996         1997          1998
Net sales.....................................................   $121,803      $115,738     $162,002     $209,816      $226,767
Income (loss) from operations.................................   ( 14,700 )    ( 18,752 )      5,809       24,387        24,557
Interest expense..............................................      2,466         3,339        3,703        3,334         1,256
Income (loss) from continuing operations......................   ( 17,028 )    ( 22,146 )      2,135       18,902        21,372
Income (loss) from discontinued operations....................        221         1,214      ( 8,856 )         --            --
Net income (loss).............................................   ( 16,807 )    ( 20,932 )    ( 6,721 )     18,902        21,372
Basic earnings (loss) per share from continuing operations....     ( 3.39 )      ( 4.40 )       0.42         3.63          1.76
Diluted earnings (loss) per share from continuing operations..     ( 3.39 )      ( 4.40 )       0.20         1.52          1.55
Dividends paid ...............................................         --            --           --           --            --
Shares used to compute income (loss) per share
   Basic......................................................  5,023,353     5,029,517    5,091,957    5,208,251    12,155,484
   Diluted....................................................  5,023,353     5,029,517   10,857,910   12,469,818    13,826,133

                                                                                             December 31,
                                                               -----------------------------------------------------------------
BALANCE SHEET DATA                                                  1994          1995         1996         1997          1998
Total assets..................................................   $164,347      $164,696     $170,270     $165,461      $173,877
Net working capital...........................................     24,271        24,405       15,475       32,292        40,049
Total debt....................................................     31,665        43,932       51,848       39,716         3,500
Stockholders' equity (deficit)................................     11,141       ( 9,751 )   ( 16,287 )      5,017        68,646



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

For the third year in a row, net sales for the year ended December 31, 1998 increased over the prior year. In fiscal 1998 the Company had $226.8 million in net sales, an 8% increase over the $209.8 million in net sales in fiscal 1997. The Company attributed the growth in sales to the continued strength of the commercial aerospace sector which drove the demand for jet engine components. In addition, the Ladish sales improvement in 1998 was also the result of attention to bettering on-time deliveries and internal operating efficiencies. Gross profit in 1998 increased to $32.6 million due largely to increased net sales.

In 1998, selling, general and administrative expenses, as a percentage of sales, were 3.6% in comparison to 3.5% in 1997. The increase is attributable to larger foreign sales which incur additional selling expenses for travel and the increase in sales commissions.

The Company incurred interest expense of $1.3 million in 1998 in comparison to $3.3 million in 1997, a decrease of $2 million. The decrease of interest expense was attributable to (i) the repayment of the Subordinated Notes issued in late 1995 and early 1996, see "Liquidity and Capital Resources"; (ii) lower loan balances of senior debt; and (iii) reduced interest rates. As of December 31, 1998, the Company's senior debt had an effective interest rate equal to the commercial paper rate plus 1.5% per annum (reduced from 2.0% as of April 1, 1998). Effective interest rates averaged 7.4% during 1998 compared to 8.3% during 1997.

Income before taxes for 1998 was $23.7 million for the Company in comparison to pretax income of $20.5 million for 1997. The increase in pretax income was primarily related to the increase in sales from one period to the next and the reduction in interest expense.

The 1998 tax provision of $2.4 million primarily reflects a non-cash accounting charge associated with the Company's use of its net operating losses ("NOLs"). The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources".

Contract backlog at December 31, 1998 was $243 million, compared to $278 million at December 31, 1997, a decrease of 12%, due to increased raw material availability, shortened leadtimes and current aerospace global demand.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

Net sales for the year ended December 31, 1997 were $209.8 million compared to $162 million for 1996, an increase of 30%. The increase in sales in 1997 was largely the result of a continued resurgence in the jet engine market with steady volume in the aerospace and general industrial markets. Ladish also benefited in 1997 as a result of increased sales and improved pricing due to significant improvement in on-time deliveries and manufacturing productivity. Gross profit increased by 157% in 1997 due to improved operating efficiencies, greater absorption of fixed costs by higher sales volumes and improved pricing in the commercial aerospace industry.

Selling, general and administrative expenses, as a percentage of sales, were 3.5% for 1997 compared to 4.0% for 1996. This reduced percentage, which resulted primarily from the increase in sales, occurred even though foreign sales, which involve greater commission expense than domestic sales, increased from 40% of net sales in 1996 to 42% in 1997.

Interest expense for 1997 was $3.3 million compared to $3.7 million for 1996, a decrease of 11%. The decrease in interest expense was attributable to lower loan balances of senior debt along with reduced interest rates. Approximately $1.2 million of the interest expense in 1997 and $1.0 million in 1996 were attributable to non-cash payment-in-kind ("PIK") payments on the Subordinated Notes. As of December 31, 1997, the Company's senior debt had an effective interest rate equal to the commercial paper rate plus 2.0% per annum (reduced from 2.5% as of December 31, 1996). Effective interest rates averaged 8.3% during 1997 compared to 9.9% during 1996.

The Company's income before taxes increased from $2.1 million in 1996 to $20.5 million in 1997, due principally to the substantial increase in net sales.

The $1.6 million provision for taxes for 1997 represented a non-cash accounting charge. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes.

Contract backlog at December 31, 1997 was $278 million, compared to $234 million at December 31, 1996, an increase of 19%, due primarily to an increase in orders.

Liquidity and Capital Resources

On March 13, 1998 the Company successfully completed an initial public offering for 2,336,000 shares of common stock (the "IPO"). The Company received approximately $29.5 million in proceeds from the IPO, after underwriting discounts and commissions. Those proceeds were utilized by the Company to reduce its pension liability, redeem the Subordinated Notes and repay a portion of the outstanding indebtedness under the Revolving Credit Facility. Subsequent to the IPO, the underwriters elected to purchase additional shares of common stock from the Company which resulted in the Company receiving approximately $6.3 million in additional proceeds. These additional proceeds along with approximately $7.0 million of proceeds and satisfaction of debt from the exercise of warrants were used to repay the remaining outstanding balance under the Revolving Credit Facility.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to the commercial paper rate plus 1.5% per annum. Availability under the Revolving Credit Facility is subject to a borrowing base limitation which is calculated based upon eligible accounts receivable and inventories reduced by the amount of any letters of credit. At December 31, 1998, approximately $45 million was available and undrawn under the Revolving Credit Facility. The balance of the Term Loan as of December 31, 1998 was $3.5 million.

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

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $52 million as of December 31, 1998. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

The Company's IPO created an ownership change as defined by the Internal Revenue Service, ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Approximately $12 million of the NOL carryforwards is available for use annually. Approximately $2 million of the $12 million annual limitation relates to a previous restriction on NOL carryforwards generated prior to the financial restructuring.

Based on the limitations described above and certain other factors, a valuation allowance has been recorded against the entire amount of the net deferred tax assets. Any tax benefit that is realized in subsequent years from the reduction of the valuation allowance established at or prior to the financial restructuring will be recorded as an addition to paid-in capital. Any tax benefit that is realized in subsequent years from the utilization of deferred tax assets created after April 30, 1993, will be recorded as a reduction of future income tax provisions.

Under the common stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 222,754 shares of its common stock during the year ending December 31, 1998. The Company funded this repurchase program with $1.7 million of the cash generated from operations.

Inflation has not had a material effect upon the Company during the period covered by this report. Given the products manufactured by the Company and the raw materials used therein, the Company does not anticipate any significant impact from inflation in the foreseeable future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

Item 8.  Financial Statements and Supplementary Data

The response to Item 8. - Financial Statements and Supplementary Data - is incorporated by reference to the information set forth as a separate section of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change public accounting firms in 1998, and there have been no disagreements on accounting and financial disclosure with the Company's public accounting firm, Arthur Andersen LLP.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned "Executive Officers of the Registrant" is incorporated by reference. The list of Directors of the Company is as follows:

             Name                               Age
             Lawrence L. Bianchi                57
             Charles W. Finkl                   78
             Wayne E. Larsen                    44
             Robert W. Sullivan                 40
             Kerry L. Woody                     47

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 57. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998 Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi's principal occupation is investments.

Gene E. Bunge, 53. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1973. He has a B.S.E.E. from the Milwaukee School of Engineering.

Charles W. Finkl, 78. Director since 1998. Mr. Finkl is a director and the Chairman and Chief Executive Officer of A. Finkl & Sons, Co., a Chicago, Illinois based metals processor, a position he has held for more than ten years.

Lawrence C. Hammond, 51. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980.

He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

Wayne E. Larsen, 44. Director since 1997. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary from 1989 after joining the Company as corporate counsel in 1981. He is also a director and Vice President and Secretary of Stowe Machine Co., Inc. Mr. Larsen is a Trustee of the Ladish Co. Foundation. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

Robert J. Noel. 58. Mr. Noel has been Vice President, Quality and Technology since March 1991. He has been Manager of Metallurgy since 1985 and prior to that period was a Product Metallurgist for jet engine components. Mr. Noel has been with the Company since 1963. He has a B.S. in Mechanical Engineering from Marquette University.

Thomas S. Plichta, 56. Mr. Plichta has served as Corporate Controller since May 1989. He served as Assistant Corporate Controller for more than five years prior to that time. Mr. Plichta has been with the Company since 1965. He has a B.S. in Accounting from Marquette University.

James K. Sorenson, 61. Mr. Sorenson has served as Vice President, Materials Management since March 1991. Prior to that time he had been Purchasing Manager, Production Manager, and Head Buyer. Mr. Sorenson has been with the Company since 1963. He has a B.S. in Mechanical Engineering from the University of Wisconsin.

Robert W. Sullivan, 40. Director since 1993. Mr. Sullivan is President of The Plitt Company, a seafood distribution concern. Previously Mr. Sullivan had been President of The Martec Group, a sales and marketing consulting group for more than five years.

Gary J. Vroman, 39. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Ronald O. Wiese, 65. Mr. Wiese has served as Treasurer since May 1989. He was Assistant Treasurer of the Company since 1986 and was its Tax Manager from 1982 to 1986. Mr. Wiese has been with the Company since 1955. He holds a B.S. in Accounting from Marquette University.

Kerry L. Woody, 47. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. Mr. Woody is also a director and President of Stowe Machine Co., Inc. In addition, Mr. Woody serves as a Director of Vilter Manufacturing Co. and Milwaukee Lutheran College. Mr. Woody has a B.S. in Engineering from Milliken University.

Item 11.  Executive Compensation

The information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

Item 13.  Certain Relationships and Related Transactions

The information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits. See the accompanying index to exhibits on page X-1 which is part of this report.

Financial Statements. See the accompanying index to financial statements and schedules on page 14 which is a part of this report.

Reports on Form 8-K. The Company filed a report on Form 8-K, dated December 23, 1998, relating to an equipment failure in its largest isothermal press.

FORM 10-K - ITEM 8, 14(a) AND (d)

LADISH CO., INC. AND SUBSIDIARY


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants

Balance Sheets as of December 31, 1997 and 1998

Statements of Operations for the years ended December 31, 1996, 1997 and 1998

Statements of Stockholders'  Equity for the years ended December 31, 1995, 1996,
     1997 and 1998

Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying balance sheets of Ladish Co., Inc., a Wisconsin corporation, as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                    ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 5, 1999.

                                LADISH CO., INC.


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                  (Dollars in Thousands Except Per Share Data)


                             ASSETS                      1997           1998
                                                  -------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents                             $566         $5,517
   Accounts receivable, less allowance of $300         27,631         35,409
   Inventories                                         48,842         41,967
   Prepaid expenses and other current assets            2,537            276
                                                  -------------  -------------
         Total current assets                          79,576         83,169

PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                3,855          3,855
   Building and improvements                           13,756         14,925
   Machinery and equipment                             99,766        112,279
   Construction in progress                             6,666          5,893
                                                  -------------  -------------
                                                      124,043        136,952
   Less- Accumulated depreciation                     (41,206)       (50,981)
                                                  -------------  -------------

         Net property, plant and equipment             82,837         85,971

OTHER ASSETS                                            3,048          4,737
                                                  -------------  -------------
         Total assets                                $165,461       $173,877
                                                  =============  =============


The accompanying notes to financial statements are an integral part of these statements.

                                LADISH CO., INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                  (Dollars in Thousands Except Per Share Data)


           LIABILITIES AND STOCKHOLDERS' EQUITY           1997           1998
                                                    -------------  -------------
CURRENT LIABILITIES:
   Current portion of senior debt                        $2,000         $2,250
   Notes payable                                            250              -
   Accounts payable                                      15,863         16,194
   Accrued liabilities-
     Pensions                                             8,293            738
     Postretirement benefits                              5,567          5,488
     Wages and salaries                                   5,501          4,045
     Taxes, other than income taxes                         239            272
     Interest                                                96             36
     Profit sharing                                       2,629          2,720
     Paid progress billings                               4,504          6,767
     Other                                                2,342          4,610
                                                    -------------  -------------
         Total current liabilities                       47,284         43,120

LONG-TERM LIABILITIES:
   Senior debt-less current portion                      25,391          1,250
   Subordinated debt                                     11,325              -
   Notes payable                                            750              -
   Pensions                                              28,409         16,013
   Postretirement benefits                               43,857         42,762
   Officers' deferred compensation                        2,201          1,409
   Other noncurrent liabilities                           1,227            677
                                                    -------------  -------------
         Total liabilities                              160,444        105,231

STOCKHOLDERS' EQUITY:
   Common stock-authorized 100,000,000, issued
     and outstanding 5,315,473 and 14,013,667
     shares in each period of $.01 par value                 53            140
   Additional paid-in capital                            37,798         81,661
   Accumulated deficit                                  (32,834)       (11,462)
   Treasury stock, 222,754 shares of common stock
    at cost                                                   -         (1,693)
                                                    -------------  -------------
         Total stockholders' equity                       5,017         68,646
                                                    -------------  -------------

         Total liabilities and stockholders' equity    $165,461       $173,877
                                                    =============  =============


The accompanying notes to financial statements are an integral part of these statements.


                                                 LADISH CO., INC.

                                             STATEMENTS OF OPERATIONS

                                   (Dollars in Thousands Except Per Share Data)


                                                                                 Years Ended December 31,
                                                                        -------------------------------------------
                                                                             1996          1997          1998
                                                                        ------------- ------------- ---------------
NET SALES                                                                  $162,002      $209,816      $226,767

COST OF SALES                                                               149,637       178,051       194,125
                                                                        ------------- ------------- ---------------

         Gross profit                                                        12,365        31,765        32,642

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES
                                                                              6,556         7,378         8,085
                                                                        ------------- ------------- ---------------

         Income from operations                                               5,809        24,387        24,557

OTHER (INCOME) EXPENSE:
   Interest expense, net                                                      3,703         3,334         1,256
   Other, net                                                                   (29)          549          (446)
                                                                        ------------- ------------- ---------------

         Income from continuing operations before
          provision for income taxes                                          2,135        20,504        23,747

PROVISION FOR INCOME TAXES                                                        -         1,602         2,375
                                                                        ------------- ------------- ---------------

         Income from continuing operations                                    2,135        18,902        21,372

DISCONTINUED OPERATIONS (Note 12):
   Loss from operations of IPD (net of tax effect of $-)                       (262)            -             -
   Loss on disposal of IPD (net of tax effect of $-)                         (8,594)            -             -
                                                                        ------------- ------------- ---------------

         Net income (loss)                                                  $(6,721)      $18,902       $21,372
                                                                        ============= ============= ===============

EARNINGS PER SHARE FROM CONTINUING OPERATIONS (Note 13):
     Basic                                                                    $0.42         $3.63         $1.76
     Diluted                                                                  $0.20         $1.52         $1.55

NET INCOME (LOSS) PER SHARE:
   Basic                                                                     $(1.32)        $3.63         $1.76
   Diluted                                                                   $(0.62)        $1.52         $1.55


The  accompanying  notes to financial  statements  are an integral part of these statements.



                                                 LADISH CO., INC.

                                        STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Dollars in Thousands Except Per Share Data)

                                                                     Additional                      Treasury
                                                Common Stock           Paid-in       Accumulated     Stock,
                                            Shares         Amount      Capital        Deficit        at Cost       Total
                                         --------------  ----------- ------------  ---------------  ----------- ------------
BALANCE, December 31, 1995                   5,029,517      $35,224         $40       $(45,015)      $            $ (9,751)
                                                                                                             -

   Net loss                                          -            -           -         (6,721)              -      (6,721)
   Change in par value of common stock
     from no par to $.01
                                                     -      (35,174)     35,174              -               -           -
   Issuance of warrants on senior
     subordinated notes                              -            -          53              -               -          53
   Exercise of warrants                        110,476            1         131              -               -         132
                                         --------------  ----------- ------------   ------------    ----------- ------------

BALANCE, December 31, 1996                   5,139,993           51      35,398        (51,736)              -     (16,287)

   Net income                                        -            -           -         18,902               -      18,902
   Issuance of common stock                    119,166            1         814              -               -         815
   Reduction in valuation allowance
     related to pre-fresh start NOLs
                                                     -            -       1,519              -               -       1,519
   Exercise of warrants                         56,314            1          67              -               -          68
                                         --------------  ----------- ------------   ------------    ----------- ------------

BALANCE, December 31, 1997                   5,315,473           53      37,798        (32,834)              -       5,017
   Net income                                        -            -           -         21,372               -      21,372
   Issuance of common stock                  2,837,138           28      34,910              -               -      34,938
   Exercise of warrants                      5,869,389           59       6,892              -               -       6,951
   Purchase of treasury stock                        -            -           -              -          (1,693)     (1,693)
   Reduction in valuation allowance
     related to pre-fresh start NOLS
                                                     -            -       2,211              -               -       2,211
   Repurchase of shares, retired                (8,333)           -        (150)             -               -        (150)
                                         --------------  ----------- ------------   ------------    ----------- ------------

BALANCE, December 31, 1998                  14,013,667         $140     $81,661       $(11,462)        $(1,693)    $68,646
                                         ==============  =========== ============   ============    =========== ============


             The accompanying notes to financial statements are an integral part of these statements.



                                                 LADISH CO., INC.

                                             STATEMENTS OF CASH FLOWS

                                              (Dollars in Thousands)

                                                                                    Years Ended December 31,
                                                                             ---------------------------------------
                                                                                1996          1997         1998
                                                                             ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $(6,721)       $18,902      $21,372
     Adjustments to reconcile net income (loss) to net cash provided by
       (used for) operating activities-
         Depreciation                                                            9,136          9,773       10,491
         Amortization                                                              151            159          227
         Payment-in-kind interest on subordinated debt                           1,035          1,240          300
         Reduction in valuation allowance                                            -          1,519        2,211
         Loss on disposal of IPD                                                 8,594              -            -
         Loss on disposal of property, plant and equipment                           -            750           34
   Changes in assets and liabilities, net of impact of acquisition-
       Accounts receivable                                                      (5,691)        (5,382)      (7,778)
       Inventories                                                              (8,211)        (9,219)       6,875
       Net assets of IPD                                                        (5,768)             -            -
       Other assets                                                                 96           (437)         345
       Accounts payable and accrued liabilities                                 17,707        (12,325)      (4,164)
       Other liabilities                                                       (12,702)        (7,115)     (14,833)
                                                                             ------------  -----------  ------------
         Net cash provided by (used for) operating activities                   (2,374)        (2,135)      15,080
                                                                             ------------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                   (4,997)        (9,217)     (13,662)
   Proceeds from sale of property, plant and equipment                              70            984            3
   Acquisition of business                                                           -         (8,529)           -
   Proceeds from sale of IPD                                                         -         36,500            -
   IPD disposition funds placed in escrow                                            -         (3,650)           -
                                                                             ------------  -----------  ------------
         Net cash provided by (used for) investing activities                   (4,927)        16,088      (13,659)
                                                                             ------------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Retirement of senior subordinated debt                                         (132)           (68)     (11,625)
   Net proceeds from (repayments of) senior debt                                 1,735        (14,304)     (23,891)
   Proceeds from issuance of subordinated debt                                   5,331              -            -
   Repayment of notes payable                                                        -              -       (1,000)
   Issuance of common stock                                                          -            815       34,938
   Exercise of warrants                                                            132             68        6,951
   Repurchase of common stock                                                        -              -       (1,843)
                                                                             ------------  -----------  ------------
         Net cash provided by (used in) financing activities                     7,066        (13,489)       3,530
                                                                             ------------  -----------  ------------



                                                 LADISH CO., INC.

                                             STATEMENTS OF CASH FLOWS

                                              (Dollars in Thousands)

                                                    (continued)

                                                                                    Years Ended December 31,
                                                                             ---------------------------------------
                                                                                1996          1997         1998
                                                                             -----------   -----------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
                                                                                 $(235)          $464      $4,951
CASH AND CASH EQUIVALENTS, beginning of period                                     337            102         566
                                                                             ===========   ===========  ============
CASH AND CASH EQUIVALENTS, end of period                                          $102           $566      $5,517
                                                                             ===========   ===========  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                               $14           $326         $48
   Interest paid                                                                $4,087         $2,595      $3,868


             The accompanying notes to financial statements are an integral part of these statements.


                                LADISH CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

             (Dollars in Thousands Except Share and Per Share Data)


(1)  Business Information-

     Ladish Co., Inc. (the "Company") engineers, produces and markets high-strength, high-technology forged and formed metal components for a wide variety of load-bearing and fatigue-resisting applications in the aerospace, defense and industrial markets, for both domestic and international customers. The Company operates as a single segment. Net sales to the aerospace, defense and industrial markets were approximately 70.5%, 20.7% and 8.8%, respectively, of total Company net sales in 1998.

     Through May 30, 1997, the Company operated facilities located in Cudahy, Wisconsin; Russellville, Arkansas; and Cynthiana, Kentucky. On May 30, 1997, the Company disposed of its Industrial Products Division ("IPD") which included the facilities located in Arkansas and Kentucky. (See Note 12.)

     In June 1997, the Company acquired Stowe Machine Co., Inc., a finished machining operation located in Windsor, Connecticut. (See Note 14.)

     For the years ended December 31, 1996, 1997 and 1998, the Company had three customers that individually accounted for 19%, 20% and 29%; 17%, 23% and 21%; and 18%, 15% and 11%, respectively, of net sales from continuing operations.

     Exports accounted for approximately 40%, 42% and 44% of the Company's net sales for the years ended December 31, 1996, 1997 and 1998, respectively. Net sales to Europe (primarily to the United Kingdom) constituted approximately 31%, 32% and 36% for the years ended December 31, 1996, 1997 and 1998, respectively.

     As of December 31, 1998, approximately 77% of the Company's employees were represented by one of seven collective bargaining units. The collective bargaining agreements with most of these units will expire during the year 2000. The Company does not anticipate that work stoppages will arise in connection with the renewal of these agreements in the future.

(2)  Summary of Significant Accounting Policies-

     (a) Outstanding checks-

     Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable in the accompanying balance sheets. These checks amounted to $622 and $2,144 as of December 31, 1997 and 1998, respectively.

     (b) Inventories-

     Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory costs include material, labor and overhead.

     Inventories consist of the following:

                                                  December 31,
                                            -------------------------
                                                1997         1998
                                            -----------  ------------

     Raw materials                             $19,104      $16,546
     Work-in-process and finished               34,049       28,697
                                            -----------  ------------
                                                53,153       45,243
     Less progress payments                     (4,311)      (3,276)
                                            -----------  ------------
              Total inventories                $48,842      $41,967
                                            ===========  ============

     (c) Property, plant and equipment-

     Additions to property, plant, and equipment are recorded at cost. Tooling costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

              Land improvements                        30 or 39 years
              Buildings and improvements               30 or 39 years
              Machinery and equipment                   5 to 12 years

     (d) Goodwill-

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets relating to the 1997 acquisition of Stowe Machine Co., Inc. (see Note 14). Goodwill is included in other assets and is being amortized on a straight-line basis over 20 years. As of December 31, 1998, unamortized goodwill amounted to $802. Amortization expense was $24 and $43 for the years ended December 31, 1997 and 1998, respectively.

     (e) Revenue recognition-

     Sales revenue is recognized when products are shipped. Net sales include reductions for returns and allowances, sales discounts and freight out. Progress payments on contracts are generally recognized as a reduction of the related inventory costs. Progress payments in excess of inventory costs are reflected as deferred revenue.

     (f) Income taxes-

     Deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax basis of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period. (See Note 7.)

     (g) Use of estimates-

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (h) Fair value of financial instruments-

     Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt of the Company approximates book value as of December 31, 1998.

(3)  Debt-

     Senior debt-

     The Company maintains a credit agreement which provides for a $53,000 total credit facility which includes an $8,000 term loan component. All personal and real property of the Company has been pledged as collateral under the credit agreement. An affiliated party of this lender is also a significant customer of the Company.

     As of December 31, 1998, the $45,000 revolving credit facility carried an interest rate of commercial paper plus 1.5%. The credit facility expires on June 30, 2000. The credit line availability is subject to a borrowing base limitation which is calculated based on eligible accounts receivable and inventories reduced by any letters of credit. Letters of credit outstanding total $91 and $21 as of December 31, 1997 and 1998, respectively. As of December 31, 1998, the amount available for future borrowing under the revolving credit facility was approximately $45,000.

     The term loan is payable in quarterly installments. The Company may, at any time, prepay the outstanding balance, but will be subject to a prepayment fee of 1% if the prepayment is prior to July 1, 1999. The term loan carries an interest rate of commercial paper plus 1.5%. As of December 31, 1998, the interest rate was approximately 7.4%.

     The annual maturities of the Company's term loan are as follows:

                       1999                $2,250
                       2000                 1,250
                                         ----------
                                           $3,500
                                         ==========

     The revolving credit facility and term loan contain covenants including but not limited to restrictions on indebtedness, operations, change in control and the requirement that interest coverage and fixed charge coverage ratios, as defined, be maintained. As of December 31, 1998, the Company was in compliance with all covenants under the credit facility and term loan.

     Senior subordinated secured notes and warrants-

     In December 1995, the Company issued a total of $4,000 of senior subordinated notes ("Notes") to two of the Company's largest stockholders. In February 1996, in a second offering of these Notes, additional proceeds of $5,331 ($132 of these proceeds related to the purchase of common stock under the rights attached to warrants as discussed later in this note) were received by the Company.

     As stated above, the noteholders also received warrants with each Note purchased. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash, or by the surrender of already outstanding Ladish common stock, Notes or other warrants having a fair value equal to the exercise price.

     The warrants expire ten years from the date of issuance. The warrants were recorded as an increase to additional paid-in capital at their stated value which is considered to approximate fair value at the date of issuance.

     In March 1998, the Notes were paid in full.

     Warrants   outstanding  and  exercisable  were  7,665,245,   7,608,932  and
     1,732,964  for  the  years  ended   December  31,  1996,   1997  and  1998,
     respectively.

(4)  Stockholders' Equity-

     In June 1996, the Company's stockholders approved an amendment to the articles of incorporation which changed the par value of a share of common stock from "no par" to $.01 par. This amendment decreased common stock by $35,174 and increased additional paid-in-capital by $35,174.

     In December 1997, the Company's articles of incorporation were amended to provide for a 1-6 reverse split of the common stock. All common stock amounts have been adjusted for this reverse split.

     In March 1998, the Company sold 2,837,138 shares in an initial offering ("IPO") at a per share price of $13.50. The net IPO proceeds to the Company of approximately $35,000 were used to repay subordinated debt and a portion of outstanding indebtedness under the Company's senior credit facility and to contribute to certain underfunded pension plans. In addition, the Company received total cash proceeds of $6,951 from the exercise of warrants during 1998.

     In 1996, the Company adopted the Ladish Co., Inc. 1996 Long-Term Incentive Plan (the "Plan"). Under the Plan, incentive stock options may be granted to employees of the Company which expire ten years from the grant date. In September 1996, the Company issued 433,333 options under the Plan. These options vest over four years. During 1998, the Company issued 320,000 options under the Plan. These options vest over two years. As of December 31, 1998, 642,500 of these options remain outstanding. The Company has reserved 80,000 shares for future issuance under the Plan.

     The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in 1996, 1997 and 1998. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net earnings per share from continuing operations would have been as follows:


                                                1996                    1997                    1998
                                       ----------------------- ----------------------- -----------------------
                                           As          Pro         As          Pro         As          Pro
                                        Reported      Forma     Reported      Forma     Reported      Forma
                                       ------------ ---------- ------------ ---------- ------------ ----------
     Net income                          $2,135      $1,523      $18,902     $17,439     $21,372     $20,603

     Diluted earnings per share           $0.20       $0.14        $1.52       $1.40       $1.55       $1.49


     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

     The fair value of the option grants in 1996 used to compute the pro forma amounts above was estimated based on the vesting date of the grants using the minimum value option pricing model with the following assumptions: risk free interest rate of 6%, expected remaining lives of 10 years, and market value of $6.00.

     The fair value of the option grants in 1998 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free interest rate of 5.32%, weighted-average expected remaining lives of 10 years, weighted-average volatility factor of 60.79%, and a weighted-average Black-Scholes option price of $7.83.


                                            1996                       1997                         1998
                                 --------------------------- -------------------------- -----------------------------
                                                 Weighted                  Weighted                       Weighted
                                                 Average                   Average                        Average
                                  Options        Exercise                  Exercise                       Exercise
                                  Options         Price       Options       Price          Options         Price
     Outstanding at beginning
        of Period                  385,924         $14.57      929,521        $11.34        818,688         $12.06
     Granted                       543,597           9.04            -             -        320,000          14.50
     Exercised                           -           -         110,833          6.00              -              -
                                 -----------    -----------  -----------   -----------  -------------     ----------
     Outstanding at end of
        Period                     929,521         $11.34      818,688        $12.06      1,138,688         $12.75
                                 ===========    ===========  ===========   ===========  =============     ==========
     Exercisable at end of
        Period                     604,521         $14.21      602,021        $14.24        710,354         $12.99
                                 ===========    ===========  ===========   ===========  =============     ==========


The options outstanding at December 31, 1998 consist of the following:

                                                                  Weighted
                                              Weighted            Average
  Range of                                     Average           Remaining
  Exercise              Number                Exercise          Contractual
   Prices      Outstanding/Exercisable          Price               Life
------------  -------------------------  --------------------   -----------

$5 to $10         322,500 / 214,166         $6.00 /  $6.00         7.75
$10 to $15        380,528 / 220,528        $12.63 / $12.00         6.54
$15 to $20        325,396 / 165,396        $16.77 / $18.00         6.91
$20 to $25        110,264 / 110,264        $21.00 / $21.00         4.33
              -------------------------  --------------------    ---------
                1,138,688 / 710,354        $12.75 / $12.99         6.78
              =========================  ====================    =========

(5)  Research and Development-

     Research and Development costs are expensed as incurred. These costs of continuing operations were $3,384, $3,427 and $4,503 in 1996, 1997 and 1998, respectively. Research and Development costs funded by customers, amounting to $885, $1,071 and $2,310 from continuing operations in 1996, 1997 and 1998, respectively, have been recorded as sales.

     Revenues from Research and Development funded by customers are recognized when the related product is shipped or the services are provided.

(6)  Leases-

     Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2003. Rental expense from continuing operations was $284, $304 and $283 in 1996, 1997 and 1998, respectively.

     Minimum lease obligations under noncancelable operating leases are as follows:

                            1999                            $320
                            2000                              89
                            2001                              72
                            2002                              45
                            2003 and thereafter               45
                                                          --------
                                 Total                      $571
                                                          ========

(7)  Income Taxes-

     The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $52,000 as of December 31, 1998. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

     The Company's IPO created an ownership change as defined by the Internal Revenue Service, ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Approximately $12,000 of the NOL carryforwards is available for use annually. Approximately $2,100 of the $12,000 annual limitation relates to a previous restriction on NOL carryforwards generated prior to the financial restructuring.

     Based on the limitations described above and certain other factors, a valuation allowance has been recorded against the entire amount of the net deferred tax assets. Any tax benefit that is realized in subsequent years from the reduction of the valuation allowance established at or prior to the financial restructuring will be recorded as an addition to paid-in-capital. Any tax benefit that is realized in subsequent years from the utilization of deferred tax assets created after April 30, 1993, will be recorded as a reduction of future income tax provisions.

Components of the deferred income taxes are as follows:

                                                            December 31,
                                                    --------------------------
                                                         1997          1998
                                                    -------------  -----------
Current deferred tax assets:
   Inventory adjustments                               $  1,166      $  1,719
   Accrued employee costs                                 1,391         1,333
   Pension benefits                                       3,031             -
   Postretirement healthcare benefits                     2,227         2,195
   Other                                                  1,069         1,042
                                                    -------------  -----------
         Total current deferred tax assets                8,884         6,289

Current valuation allowance                              (8,884)       (6,289)
                                                    -------------  -----------
         Net current deferred taxes                    $      -      $      -
                                                    =============  ===========

Noncurrent deferred tax assets and (liabilities):
   Property, plant and equipment                       $(19,522)     $(18,028)
   Operating loss carryforwards                          22,815        20,965
   Pension benefits                                      12,244         6,969
   Postretirement healthcare benefits                    17,543        17,105
   Other                                                  1,402           119
                                                    -------------  -----------
         Total net noncurrent deferred tax assets        34,482        27,130

Noncurrent valuation allowance                          (34,482)      (27,130)
                                                    -------------  -----------
         Net noncurrent deferred taxes                 $      -      $      -
                                                    =============  ===========

     A summary of the Company's effective tax rates is as follows:

                                                     1996      1997     1998
                                                   -------   -------  -------

 Pretax book income                                 $2,135   $20,504  $23,747
                                                   =======   =======  =======

 Federal tax at statutory rate                        $747   $ 7,176  $ 8,311
 State tax at statutory rate                           107     1,025    1,187
 Post restructuring net operating losses utilized     (854)   (6,599)  (7,123)
                                                   -------   -------  -------
          Total provision                          $     -   $ 1,602  $ 2,375
                                                   =======   =======  =======
 Effective tax rate                                      -%      7.8%    10.0%
                                                   =======   =======  =======

(8)  Pensions and Post-Retirement Benefits-

     The Company has noncontributory defined benefit pension plans ("Plans") covering substantially all employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee's compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company's funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Plans' assets are primarily invested in U.S. Government securities, corporate bonds and common stocks.

     In addition to pension benefits, employees are provided certain postretirement healthcare and life insurance benefits. Substantially all of the employees may become eligible for these benefits when they retire. The Company accrues, as current costs, the future lifetime retirement benefits for both active and retired employees and their dependents. Steps have been taken by the Company to reduce the amount of the future obligation for postretirement healthcare benefits of future retirees by capping the amount of funds payable on behalf of the retirees.

     The following is a reconciliation of the change in benefit obligation and plan assets for the years ended December 31, 1997 and 1998:


                                                               Pension Benefits          Postretirement Benefits
                                                          ---------------------------- -----------------------------
                                                                 December 31,                  December 31,
                                                          ---------------------------- -----------------------------
                                                              1997          1998           1997           1998
                                                          ---------------------------- -------------- --------------
     CHANGE IN BENEFIT OBLIGATION:
        Projected benefit obligation at beginning of
          year                                               $170,277       $177,820      $ 46,490       $ 54,178
        Service cost                                            1,426          1,203           343            357
        Interest cost                                          14,070         13,781         3,619          3,984
        Actuarial (gains)/losses                                9,287            492         9,293         (2,264)
        Benefits paid                                         (17,240)       (17,202)       (5,567)        (5,488)
                                                          ==============  ============  =============  =============
        Projected benefit obligation at end of year          $177,820       $176,094      $ 54,178       $ 50,767
                                                          ==============  ============  =============  =============

     CHANGE IN PLAN ASSETS:
        Plan assets at fair value at beginning of year
                                                             $151,261       $183,318      $      -       $      -
        Actual return on plan assets                           35,145         18,531             -              -
        Company contributions                                  14,152         19,979         5,567          5,488
        Benefits paid                                         (17,240)       (17,202)       (5,567)        (5,488)
                                                          ==============  ============  =============  =============
        Plan assets at fair value at end of year             $183,318       $204,626      $      -       $      -
                                                          ==============  ============  =============  =============

     Funded status of plan                                     $5,498        $28,532      $(54,178)      $(50,767)
     Unrecognized prior service cost                            2,138          1,891             -              -
     Unrecognized net actuarial (gain)/loss                   (44,338)       (47,174)        4,754          2,517
                                                          --------------  ------------  -------------  -------------
     Net accrued benefit cost                                $(36,702)      $(16,751)     $(49,424)      $(48,250)
                                                          ==============  ============  =============  =============

     WEIGHTED AVERAGE ASSUMPTIONS:
     Discount rate                                               7.75%          7.50%         7.75%          7.50%
     Rate of increase in compensation levels                     2.00%          3.00%            -              -
     Expected long-term rate of return on assets                 9.25%          9.25%            -              -


     The components of the net periodic benefit costs for the years ended December 31, 1996, 1997 and 1998, respectively, are:


                                                           Pension Benefits             Postretirement Benefits
                                                    -------------------------------- -------------------------------
                                                      1996       1997       1998       1996       1997      1998
                                                    ---------- ---------- ---------- ---------- ---------- ---------
     Service cost-benefit earned during
        the period                                    $ 1,595    $ 1,426    $ 1,203    $  380     $  343    $  357
     Interest cost on projected benefit
        obligation                                     14,013     14,070     13,781     3,890      3,619     3,984
     Actual return on plan assets                     (17,303)   (35,145)   (18,531)        -          -         -
     Net amortization and deferral                      5,501     21,660      3,575       (56)       (77)      (28)
     Curtailment gain                                    (445)         -          -      (366)         -         -
                                                    ---------- ---------- ---------- ---------- ---------- ---------
              Net periodic benefit cost               $ 3,361    $ 2,011    $    28    $3,848     $3,885    $4,313
                                                    ========== ========== ========== ========== ========== =========



     Assumptions used in the determination of net periodic benefit costs for these years are:

     Discount rate                                   7.75%      8.25%      7.75%
     Rate of increase in compensation
        levels                                       2.00%      2.00%      2.00%
     Expected long-term rate of return
        on assets                                    8.00%      9.25%      9.25%

     Certain employees are covered by union-sponsored, collectively bargained, multi-employer pension plans.

     The actuarial calculation of the Company's minimum funding pension payment due in 1999 for 1998 is $738. This amount is shown as a current liability on the balance sheet as of December 31, 1998.

     Due to the sale of IPD in 1996, the Company experienced a gain of $445 related to the pension benefit plans and $366 related to the postretirement healthcare benefits that were placed in curtailment. The Company will remain liable for the plans and will continue to administer the plans. This gain is reflected as a component of the loss on the sale of IPD.

     Assumed  healthcare  cost  trend  rates  have a  significant  effect on the amounts reported for the postretirement healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                                1%        1%
                                                             Increase  Decrease
                                                             --------  --------

     Effect on total of service and interest cost components  $  289    $(180)

     Effect on postretirement healthcare benefit obligation   $2,530    $(986)

(9)  Officers' Deferred Compensation Plan-

     Certain officers have deferred compensation agreements which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the Rabbi Trust, of $2,201 and $1,409 as of December 31, 1997 and 1998, respectively, has been recorded under these agreements as actuarially determined. The expense was $169, $165 and $135 in 1996, 1997 and 1998, respectively.

     The Company established a Rabbi Trust in July of 1998 to fund a portion of this plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

(10) Profit Sharing-

     Effective January 1, 1996, the Company initiated a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on pretax income and is payable no later than February 15th of the subsequent year. The expense was $2,780, $2,629 and $2,720 for the years ended December 31, 1996, 1997 and 1998.

(11) Commitments and Contingencies-

     The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company's involvement. The Company has made provisions in the financial statements for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

     Various other lawsuits and claims arising in the normal course of business are pending against the Company and such losses are not expected to be material to the financial statements.

     In December 1998, one of the Company's primary presses suffered a major breakdown and is not expected to be operational for several months. The Company has filed claims with its insurance company for all repair and business interruption costs. All costs are expected to be recovered through the Company's policy.

(12) Discontinued Operations-

     In February 1997, the Board of Directors approved the disposition of the Company's Industrial Products Division ("IPD") which included facilities located in Arkansas and Kentucky. The disposal date was May 30, 1997. Substantially all IPD assets were sold to a third party buyer for approximately $36,500 in cash subject to a working capital adjustment. Ten percent of the cash proceeds ($3,650) was placed in an escrow account to secure certain representations made by the Company in connection with the sale. The escrow is reflected on the balance sheet as of December 31, 1998 as other noncurrent assets.

     The net results of these operations prior to December 31, 1996 are included in the consolidated statements of operations under "discontinued operations." Sales for IPD were $46,034 for the year ended December 31, 1996.

     The operating results of IPD include an interest allocation based upon the net assets of IPD. Interest expense allocated to the discontinued operation was $1,422 for the year ended December 31, 1996.

     Basic earnings (loss) per share from discontinued operations were $(1.74) in 1996. Diluted earnings (loss) per share in 1996 were $(0.82).

     The loss on disposal of IPD reflected in the consolidated statements of operations includes the write-down of the assets of IPD to estimated net realizable value, estimated operating losses incurred by IPD during the period of January 1, 1997 through May 30, 1997 and the estimated disposal costs of these operations. In February 1997, the Kentucky facility of IPD sustained significant flood damage which was covered by insurance, less a $1,300 deductible. The deductible related to the flood damage was included in the loss on disposal of IPD.

(13) Earnings Per Share-

     Basic earnings per share of common stock are computed by dividing net earnings from operations by the weighed average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings from operations by the average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

     The following shares were used to calculate basic and diluted earnings per share:

                                                     December 31,
                                          -------------------------------------
                                             1996        1997         1998
                                          ---------- ------------ --------------

     Average basic common
      shares outstanding                  5,091,957    5,208,251    12,155,484

     Incremental shares applicable
      to common stock options
      and warrants                        5,765,953    7,261,567     1,670,649
                                          ---------    ---------     ---------

     Average diluted common shares
      outstanding                        10,857,910   12,469,818    13,826,133
                                         ==========   ==========    ==========

     The shares outstanding used to compute diluted earnings per share for 1998 excluded outstanding options to purchase 595,660 shares of common stock at weighted average exercise price of $17.49. The options were excluded because their exercise prices were greater than the average market price of the common shares during the year and their inclusion in the computation would have been antidilutive.

(14) Acquisition-

     On June 16, 1997, the Company completed the purchase of certain assets and assumption of certain liabilities of Stowe Machine Co., Inc. (Stowe). The purchase price was composed of approximately $8,500 in cash and a note payable of $1,000.

     The acquisition has been accounted for using the purchase method of accounting. Accordingly, the net assets are included in the Company's consolidated balance sheet as of December 31, 1997 based upon their fair values at the acquisition's effective date of June 16, 1997. The Company's consolidated statements of operations do not include the revenues and expenses of Stowe prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $870 will be amortized on a straight-line basis over 20 years.

     Supplemental pro forma consolidated results from continuing operations (Unaudited)-

     The following unaudited pro forma summary presents the consolidated results from continuing operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                                    1997
                                                                 ------------

     Net sales                                                      $213,519
     Net income from continuing operations                            18,714
     Diluted earnings per share from continuing operations              1.50

(15) Quarterly Results of Operations (Unaudited)-

     The following table sets forth unaudited consolidated income statement data for each quarter of the Company's last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the financial statements and, in management's opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

     Quarter ended (in thousands,
     except per share amounts)            March 31       June 30       September 30       December 31
                                      --------------- ------------ ------------------- -----------------
     1997
     Net sales                            $49,923       $52,607           $54,542            $52,744

     Gross profit                           5,979         8,708             8,330              8,748

     Operating income                       4,221         6,739             6,450              6,977

     Net income                             3,058         5,476             5,165              5,203

     Basic earnings per share                0.59          1.05              0.99               0.98
     Diluted earning per share               0.25          0.45              0.41               0.41

     1998

     Net sales                            $61,671       $60,779           $53,368            $50,949

     Gross profit                           9,714        10,248             6,719              5,961

     Operating income                       7,657         8,078             4,745              4,077

     Net income                             6,268         7,172             4,270              3,662

     Basic earnings per share                0.94          0.51              0.30               0.26
     Diluted earning per share               0.73          0.46              0.27               0.24

(16) Valuation and Qualifying Accounts-

                                                                      Provision         Payments
                                                    Balance at        Charged to           and         Balance at
                                                   Beginning of       Profit and        Accounts         End of
                                                       Year              Loss          Written Off        Year
     Year ended December 31, 1996
        Allowance for doubtful accounts                  $450            $(121)             $29            $300
                                                      =========        ==========         =======        ========

     Year ended December 31, 1997
        Allowance for doubtful accounts                  $300               $9               $9            $300
                                                      =========        ==========         =======        ========

     Year ended December 31, 1998
        Allowance for doubtful accounts                  $300               $2               $2            $300
                                                      =========        ==========         =======        ========


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LADISH CO., INC.



                                             By:   /s/ Wayne E. Larsen
                                                   Wayne E. Larsen
March 19, 1999                                     Vice President Law/Finance &
                                                    Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                   Date

   /s/ Kerry L. Woody         President and Chief Executive
----------------------------  Officer (Principal Executive      March 19, 1999
Kerry L. Woody                Officer), Director

   /s/ Wayne E. Larsen        Vice President Law/Finance &
----------------------------  Secretary (Principal Financial    March 19, 1999
Wayne E. Larsen               and Accounting Officer),
                              Director

   /s/ Lawrence W. Bianchi    Director
----------------------------                                    March 19, 1999
Lawrence W. Bianchi

   /s/ Charles W. Finkl       Director
----------------------------                                    March 19, 1999
Charles W. Finkl

   /s/ Robert W. Sullivan     Director
----------------------------                                    March 19, 1999
Robert W. Sullivan

                                INDEX TO EXHIBITS


   Exhibit
   Numbers      Description

   3 (a) Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as
                Exhibit 3.2 on December 23, 1997 are incorporated by reference.

   3 (b) The Ladish Co., Inc. By-Laws filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.

  10 (a) Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit 10.4 on December 23, 1997 is incorporated by reference.

  10 (b) Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit
                10.5 on February 3, 1998 is incorporated by reference.

  10 (c) Amended and Restated Credit Agreement dated March 9, 1998 among Ladish Co., Inc. and General Electric Capital Corporation, as amended.

  10 (d) Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

     21         List of Subsidiaries of the Company.

     23         Consent of Independent Public Accountants.

     27         Financial Data Schedule.

     99 Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year and, upon such filing, incorporated herein by reference).