Form 10-Q
period 1999-03-31
LADISH CO INC
filed 1999-05-07
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      March 31, 1999

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

                                   Yes X    No


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at March 31, 1999
Common Stock, $0.01 Par Value                             13,906,049

                         PART I - FINANCIAL INFORMATION

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                   -----------------------------
                                                                      1999                1998
                                                                   ----------         ----------

Net sales......................................................... $   42,756         $   61,671

Cost of sales ....................................................     39,318             51,957
                                                                   ----------         ----------

         Gross income on sales....................................      3,438              9,714

Selling, general and administrative expenses......................      1,657              2,057
                                                                   ----------         ----------

         Income from operations...................................      1,781              7,657

Other income (expense):
     Interest expense.............................................      ( 161 )            ( 781 )
     Other, net...................................................        109                 89
                                                                   ----------         ----------

         Income before provision for income taxes.................      1,729              6,965

Provision for income taxes........................................        260                697
                                                                   ----------         ----------

         Net income............................................... $    1,469         $    6,268
                                                                   ==========         ==========




Basic earnings per share (1)...................................... $     0.11              $0.94

Diluted earnings per share (1).................................... $     0.10              $0.73

Basic weighted average shares outstanding (1)..................... 13,871,887          6,701,592

Diluted weighted average shares outstanding (1)................... 15,208,660          8,542,829

--------------------

(1)    See the  discussion  of the  impact of the March 9, 1998  Initial  Public
       Offering of Common Stock by the Company on the basic earnings per share calculation as well as the diluted earnings per share calculation in Part
       II - Other Information Item 5.

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                                                   March 31,        December 31,
         Assets                                                                      1999               1998
         ------                                                                  -----------        -------------
Current assets:
     Cash and cash equivalents.................................................. $     1,545          $     5,517
     Accounts receivable, less allowance of $300................................      29,255               35,409
     Inventories................................................................      48,052               41,967
     Prepaid expenses and other current assets..................................         502                  276
                                                                                 -----------          -----------
         Total current assets...................................................      79,354               83,169
                                                                                 -----------          -----------
Property, plant and equipment:
     Land and improvements......................................................       3,855                3,855
     Buildings and improvements.................................................      14,962               14,925
     Machinery and equipment....................................................     114,508              112,279
     Construction in progress...................................................       9,092               5,893
                                                                                 -----------          -----------
                                                                                     142,417              136,952
     Less - accumulated depreciation............................................    ( 53,932 )           ( 50,981 )
                                                                                 -----------          ----------
         Net property, plant and equipment......................................      88,485               85,971

Other assets  ..................................................................      10,206               4,737
                                                                                 -----------          ----------

         Total assets........................................................... $   178,045          $   173,877
                                                                                 ===========          ===========

         Liabilities and Stockholders' Equity Current liabilities:
     Current portion of senior debt............................................. $     2,375          $     2,250
     Accounts payable...........................................................      17,089               16,194
     Accrued liabilities:
         Pensions...............................................................         738                  738
         Postretirement benefits................................................       5,488                5,488
         Wages and salaries.....................................................       5,205                4,045
         Taxes, other than income taxes.........................................         258                  272
         Interest...............................................................          62                   36
         Profit sharing........................................................            0                2,720
         Paid progress billings.................................................       4,058                6,767
         Other..................................................................       4,886                4,610
                                                                                 -----------          -----------
              Total current liabilities.........................................      40,159               43,120
Long term liabilities:
     Senior debt, less current portion..........................................       8,505                1,250
     Pensions ..................................................................      16,229               17,422
     Postretirement benefits....................................................      42,364               42,762
     Other noncurrent liabilities...............................................         677                  677
                                                                                 -----------          -----------
              Total liabilities.................................................     107,934              105,231
                                                                                 -----------          ----------

Stockholders' equity:
     Common  stock - authorized  100,000,000, issued 14,188,803 shares and
        14,013,667 shares of $0.01 par value as of March 31, 1999 and
        December 31, 1998, respectively.........................................         142                  140
     Additional paid-in capital.................................................      82,092               81,661
     Accumulated deficit........................................................     ( 9,993 )           ( 11,462 )
     Treasury stock, 282,754 shares and 222,754 shares of common stock at cost
        as of March 31, 1999 and December 31, 1998, respectively................     ( 2,130 )            ( 1,693 )
                                                                                 -----------          -----------
              Total stockholders' equity........................................      70,111               68,646
                                                                                 -----------          -----------

              Total liabilities and stockholders' equity........................ $   178,045          $   173,877
                                                                                 ===========          ===========

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                    -----------------------------
                                                                                       1999               1998
                                                                                    ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income.................................................................    $   1,469          $    6,268
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation...........................................................        2,952               2,657
         Amortization...........................................................           76                 107
         Payment-in-kind interest on subordinated debt..........................            0                 289
         Reduction in valuation allowance.......................................          223                 653
         Other..................................................................            0                 ( 3 )


     Change in assets and liabilities:
         Accounts receivable....................................................        7,371             ( 7,040 )
         Inventories............................................................      ( 3,134 )               551
         Other assets...........................................................        ( 287 )               297
         Accounts payable and accrued liabilities...............................      ( 3,383 )            18,641
         Other liabilities......................................................      ( 1,591 )          ( 17,798 )
                                                                                    ---------          ----------

              Net cash provided from operating activities.......................        3,696               4,622
                                                                                    ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment.................................      ( 3,453 )           ( 2,763 )
     Proceeds from sale of property, plant and equipment........................          ( 1 )                 3
     Acquisition of business....................................................     ( 11,367 )                 0
                                                                                    ---------          ----------

              Net cash used for investing activities............................     ( 14,821 )           ( 2,760 )
                                                                                    ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from (Repayment of) senior debt...................................        7,380            ( 22,391 )
     Retirement of senior subordinated debt and warrants........................            0            ( 11,614 )
     Repayment of notes payable.................................................            0             ( 1,000 )
     Issuance of common stock...................................................            0              35,225
     Repurchase of common stock.................................................        ( 437 )                 0
     Exercise of warrants.......................................................          210               6,951
                                                                                    ---------          ----------

              Net cash provided from financing activities.......................        7,153               7,171
                                                                                    ---------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................      ( 3,972 )             9,033
CASH AND CASH EQUIVALENTS, beginning of period..................................        5,517                 566
                                                                                    ---------          ----------

CASH AND CASH EQUIVALENTS, end of period........................................    $   1,545          $    9,599
                                                                                    =========          ==========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)    Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at March 31, 1999 and December 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In conjunction with its Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997.

The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)    Inventories

Inventories consisted of:

                                                March 31,       December 31,
                                                  1999              1998
                                               ----------       ------------
       Raw material and supplies               $  19,543         $  16,546
       Work-in-process and finished goods         31,341            28,697
       Less progress payments                    ( 2,832 )         ( 3,276 )
                                               ---------         ---------

             Total inventories                 $  48,052         $  41,967
                                               =========         =========

(3)    Interest and Income Tax Payments

                                                   For the Three Months
                                                      Ended March 31,
                                              -------------------------------
                                                 1999                 1998
                                              ----------            ---------
       Interest                                $   182               $ 2,883
       Income taxes                                204                    --

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

                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position

RESULTS OF OPERATIONS

First Quarter 1999 Compared to First Quarter 1998

Net sales for the three months ended March 31, 1999 were $42.8 million compared to $61.7 for the same period in 1998. The decrease in sales for the first quarter of 1999 was primarily attributed to repair and upgrade of the Company's largest isothermal press, as disclosed in the Form 8-K dated December 23, 1998, and the continued decline of the jet engine market. Gross profit was reduced to 8.0% of sales in contrast to 15.8% of sales in the first three months of 1998 as a result of under absorption of fixed costs by a diminished level of sales.

Selling, general and administrative expenses were reduced to $1.7 million from $2.1 million, however, as a percentage of sales, were 3.9% for the first quarter of 1999 compared to 3.3% for the same period in 1998. The percentage increase in SG&A expenses was also a reflection of under absorption due to reduced sales.

Interest expense for the period was reduced to $0.16 million from a level of $0.78 million in 1998, an approximate 80% decrease. The reduction in interest expense was attributable to lower loan balances of senior debt, reduced interest rates and the previous redemption of subordinated notes. Approximately $0.36 million of the interest expense in 1998 was related to the subordinated notes issued in 1995 and 1996. The notes were redeemed March 31, 1998. See "Liquidity and Capital Resources". As of March 31, 1999, the Company's senior debt had an interest rate equal to the commercial paper rate plus 1.0% per annum (reduced from 2.0% as of March 31, 1998).

The Company's income before taxes declined to $1.73 million in the first quarter of 1999 from $6.97 million in 1998, due primarily to the reduction in sales.

The $0.70 million provision for taxes for 1998 and $0.26 million for 1999 represent largely non-cash accounting charges. For 1999, the Company is using an implied tax rate of 15% in contrast to the 10% implied tax rate for 1998. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources - Net Operating Loss Carryforwards".

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

Borrowings under the Credit Agreement bear interest at a rate equal to the commercial paper rate plus 1.0% per annum (reduced from 1.5% as of December 31, 1998). Availability under the Revolving Credit Facility is subject to a borrowing base limitation which is calculated based upon eligible accounts receivable and inventories reduced by the amount of any letters of credit. At March 31, 1999, approximately $37 million was available and undrawn under the Revolving Credit Facility. The balance of the Term Loan as of March 31, 1999 was $3.0 million.

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

Under the common stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 60,000 shares of its common stock during the period covered by this report.

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

                           -------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

       The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

PART II - OTHER INFORMATION

Item 5.  Other Information

As a result of the new shares of common stock issued by the Company in the IPO combined with the conversion of warrants into common stock as of March 31, 1999 the Company had 13,906,049 basic shares of common stock outstanding (as reflected in the Consolidated Balance Sheets on page 4). Due to the timing of the IPO and the warrant exercise combined with the dictates of Statement of Financial Accounting Standards No. 128, the Company reported on a weighted average basis 13,871,887 basic shares and 15,208,660 fully-diluted shares of common stock as of March 31, 1999 and 6,701,592 basic shares and 8,542,829 fully-diluted shares of common stock outstanding as of March 31, 1998.

On February 16, 1999, the Company completed the purchase of certain assets and assumption of certain liabilities of Adco Manufacturing, Incorporated ("Adco"). The purchase price was comprised of approximately $10.85 million in cash.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the net assets are included in the Company's consolidated balance sheet as of March 31, 1999 based upon their fair values at the acquisition date of February 16, 1999. The Company's consolidated statements of operations do not include the revenues and expenses of Adco prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $5.5 million will be amortized on a straight-line basis over 20 years. At this time, the allocation of the purchase price to Adco's assets, including goodwill, is preliminary and subsequently may be adjusted.

On April 12, 1999, the Company's joint venture partner, Weber Metals, Inc. ("Weber"), experienced an equipment failure on its 38,000-ton press. This press is used to support the joint venture activities of the Company and Weber. At this time the impact of this equipment failure on Ladish's future results can not be ascertained as the timing of the repair has yet to be determined and the extent to which product can be transferred back to the Company's Cudahy facility or whether any product can be transferred to the facility of Weber's parent, Otto Fuchs Metallwerke, is presently being assessed.

Item 6.  Reports on Form 8-K

No reports on Form 8-K have been filed with the Commission during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LADISH CO., INC.



Date:    May 1, 1999                      By:  /s/  WAYNE E. LARSEN
                                                    Wayne E. Larsen
                                                Vice President Law/Finance
                                                      & Secretary