Form 10-Q
period 1999-06-30
LADISH CO INC
filed 1999-07-27
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      June 30, 1999

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

                                 Yes X         No


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at June 30, 1999
Common Stock, $0.01 Par Value                               13,586,049

                         PART I - FINANCIAL INFORMATION

Page 3 of


                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                          For the Three Months         For the Six Months
                                                             Ended June 30,               Ended June 30,
                                                      --------------------------    -------------------------
                                                           1999          1998           1999          1998
                                                      -----------    -----------    -----------    ----------

Net sales ........................................... $    44,771    $    60,779    $    87,527    $  122,450

Cost of sales .......................................      39,756         50,531         79,074       102,488
                                                      -----------    -----------    -----------    ----------

         Gross income on sales.......................       5,015         10,248          8,453        19,962

Selling, general and administrative expenses.........       1,922          2,170          3,579         4,227
                                                      -----------    -----------    -----------    ----------

         Income from operations......................       3,093          8,078          4,874        15,735

Other income (expense):
     Interest expense................................        (181)          (189)          (342)         (970)
     Other, net......................................          61             80            170           169
                                                      -----------    -----------    -----------    ----------

         Income from operations
            before provision for income taxes........       2,973          7,969          4,702        14,934

Provision for income taxes...........................         445            797            705         1,494
                                                      -----------    -----------    -----------    ----------

         Net income.................................. $     2,528    $     7,172    $     3,997    $   13,440
                                                      ===========    ===========    ===========    ==========




Basic earnings per share (1)......................... $      0.18    $      0.51    $      0.29    $     1.30

Diluted earnings per share (1)....................... $      0.18    $      0.46    $      0.27    $     1.11

Basic weighted average shares outstanding (1)........  13,681,544     13,982,310     13,776,189    10,362,063

Diluted weighted average shares outstanding (1)......  14,401,338     15,702,259     14,804,473    12,105,471

--------------------

(1) See the  discussion  of the  impact  of the  March 9,  1998  Initial  Public
    Offering of Common Stock by the Company on the basic earnings per share calculation as well as the diluted earnings per share calculation in Part II
    - Other Information Item 5.

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                                                    June 30,        December 31,
         Assets                                                                      1999               1998
         ------
Current assets:
     Cash and cash equivalents.................................................. $      1,054       $      5,517
     Accounts receivable, less allowance of $300................................       24,860             35,409
     Inventories................................................................       48,189             41,967
     Prepaid expenses and other current assets..................................          643                276
                                                                                 ------------       ------------
         Total current assets...................................................       74,746             83,169
Property, plant and equipment:
     Land and improvements......................................................        3,855              3,855
     Buildings and improvements.................................................       15,000             14,925
     Machinery and equipment....................................................      115,631            112,279
     Construction in progress...................................................        9,075              5,893
                                                                                 ------------       ------------
                                                                                      143,561            136,952
     Less - accumulated depreciation............................................      (56,886)           (50,981)
                                                                                 ------------       ------------
         Net property, plant and equipment......................................       86,675             85,971

Other assets  ..................................................................       10,125              4,737
                                                                                 ------------       ------------

         Total assets........................................................... $    171,546       $    173,877
                                                                                 ============       ============

         Liabilities and Stockholders' Equity Current liabilities:
         ---------------------------------------------------------
     Current portion of senior debt............................................. $      2,500       $      2,250
     Accounts payable...........................................................       14,247             16,194
     Accrued liabilities:
         Pensions...............................................................          841                738
         Postretirement benefits................................................        5,488              5,488
         Wages and salaries.....................................................        5,373              4,045
         Taxes, other than income taxes.........................................          158                272
         Interest...............................................................           57                 36
         Profit sharing........................................................            --              2,720
         Paid progress billings.................................................        4,184              6,767
         Other..................................................................        6,429              4,610
                                                                                 ------------       ------------
              Total current liabilities.........................................       39,277             43,120

Long-term liabilities:
     Senior debt, less current portion..........................................        6,882              1,250
     Pensions ..................................................................       15,035             17,422
     Postretirement benefits....................................................       41,839             42,762
     Other noncurrent liabilities...............................................          677                677
                                                                                 ------------       ------------
              Total liabilities.................................................      103,710            105,231
                                                                                 ------------       ------------

Stockholders' equity:
     Common stock - authorized 100,000,000, issued 14,188,803 and 14,013,667 shares of $0.01 par value as of June 30, 1999 and December 31, 1998,
         respectively                                                                     142                140
     Additional paid-in capital.................................................       79,215             81,661
     Accumulated deficit........................................................       (7,465)           (11,462)
     Treasury stock, 602,754 shares and 222,754 shares of common stock at
        Cost as of June 30, 1999 and December 31, 1998, respectively............       (4,056)            (1,693)
                                                                                 ------------       ------------
              Total stockholders' equity........................................       67,836             68,646
                                                                                 ------------       ------------

              Total liabilities and stockholders' equity........................ $    171,546       $    173,877
                                                                                 ============       ============

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                  ------------------------------
                                                                                     1999                1998
                                                                                  ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income................................................................   $    3,997         $    13,440
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation..........................................................        5,933               5,413
         Amortization..........................................................          189                 148
         Payment-in-kind interest on subordinated debt.........................           --                 300
         Reduction in valuation allowance......................................          599               1,396
         Other.................................................................           --                  (3)

     Change in assets and liabilities:
         Accounts receivable...................................................       11,766              (7,163)
         Inventories...........................................................       (3,271)              1,304
         Other assets..........................................................         (460)                326
         Accounts payable and accrued liabilities..............................       (4,224)              9,317
         Other long-term liabilities...........................................       (3,310)            (19,771)
                                                                                  ----------         ----------

              Net cash provided from operating activities......................       11,219               4,707
                                                                                  ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment................................       (4,635)            (6,180)
     Proceeds from sale of property, plant and equipment.......................           10                   3
     Acquisition of business...................................................      (11,533)                 --
                                                                                  ----------         -----------

              Net cash used for investing activities...........................      (16,158)            (6,177)
                                                                                  ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from (repayment of) senior debt..................................        5,882             (22,891)
     Retirement of senior subordinated debt and warrants.......................           --             (11,625)
     Repayment of notes payable................................................           --              (1,000)
     Issuance of common stock..................................................           --              35,036
     Repurchase of common stock................................................       (2,363)               (150)
     Retirement of warrants....................................................       (3,253)                 --
     Exercise of warrants......................................................          210               6,951
                                                                                  ----------         -----------

              Net cash provided from financing activities......................          476               6,321
                                                                                   ---------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................       (4,463)              4,851
CASH AND CASH EQUIVALENTS, beginning of period.................................        5,517                 566
                                                                                  ----------         -----------

CASH AND CASH EQUIVALENTS, end of period.......................................   $    1,054         $     5,417
                                                                                  ==========         ===========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)    Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at June 30, 1999 and December 31, 1998 and its results of operations and cash flows for the six months ended June 30, 1999 and June 30, 1998. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In conjunction with its Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996.

The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)    Inventories

Inventories consisted of:

                                                     June 30,      December 31,
                                                      1999            1998
                                                    ---------      ----------

         Raw material and supplies                  $  17,716      $   16,546
         Work-in-process and finished goods            33,201          28,697
         Less progress payments                        (2,728)         (3,276)
                                                    ---------      ----------

               Total inventories                    $  48,189      $   41,967
                                                    =========      ==========

(3)    Interest and Income Tax Payments

                                                     For the Six Months
                                                       Ended June 30,
                                              -------------------------------
                                                 1999                  1998
                                              -----------           ---------

         Interest                              $  337                $ 3,084
         Income taxes                             356                    11

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

                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position

RESULTS OF OPERATIONS

Second Quarter 1999 Compared to Second Quarter 1998

Net sales for the three months ended June 30, 1999 were $44.8 million compared to $60.8 million for the same period in 1998. The decrease in sales for the second quarter of 1999 was primarily attributed to the continued decline of the jet engine market and the failure of the Company's joint venture partner's 38,000-ton press. The Company did benefit in the second quarter of 1999 due to reduced costs associated with manpower reductions and product mix. Gross profit declined to 11.2% of sales in contrast to 16.9% of sales in the second quarter of 1998 as a result of under absorption of fixed costs by the reduced level of sales.

Selling, general and administrative expenses, as a percentage of sales, were 4.3% for the second quarter of 1999 compared to 3.6% for the same period in 1998.

Interest expense for the period was $0.18 million in contrast to $0.19 million in 1998. The reduction in interest expense was attributable to lower loan balances of senior debt and reduced interest rates. As of June 30, 1999, the Company's senior debt had an interest rate equal to the commercial paper rate plus 1.0% per annum (reduced from 1.5% as of June 30, 1998).

The $0.45  million  provision  for taxes  for 1999 and  $0.80  million  for 1998 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources".

Six Months 1999 Compared to Six Months 1998

Net sales for the first six months of 1999 of $87.5 million compares to $122.5 million of sales for the first six months of 1998. The sales reduction was largely due to a decline of the jet engine and commercial aerospace industry compounded by the equipment failures at both the Company and its joint venture partner. Gross profit decreased to 9.7% in the first six months of 1999 in comparison to 16.3% during the first half of 1998 due to reduced sales. Net income of $4.0 million, or 4.6% of sales, for the first half of 1999 compares to the $13.4 million, or 11.0% of sales, for the same period in 1998. The reduction in net income is attributable to the reduced sales.

For the first six months of 1999, selling, general and administrative expenses, as a percentage of sales, were 4.1% compared to 3.5% for the first half of 1998.

Interest expense for the period of $0.34 million was a reduction from $0.97 million of interest in the first six months of 1998 due to reduced senior loan balances, lower interest rates and the retirement of subordinated notes in the first quarter of 1998.

As indicated above in the discussion of the Second Quarter, the $0.7 million tax provision for the first six months of 1999, compared to $1.5 million for the same period in 1998, represents the largely non-cash accounting charges associated with the use of pre-restructuring NOLs.

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

Borrowings under the Credit Agreement bear interest at a rate equal to the commercial paper rate plus 1.0% per annum (reduced from 1.5% as of December 31, 1998). Availability under the Revolving Credit Facility is subject to a borrowing base limitation which is calculated based upon eligible accounts receivable and inventories reduced by the amount of any letters of credit. At June 30, 1999, approximately $38.1 million was available and undrawn under the Revolving Credit Facility. The balance of the Term Loan as of June 30, 1999 was $2.5 million.

As of July 1, 1999, the Company entered into a new credit facility (the "New Facility") with a syndicate of lenders. The New Facility provides for borrowings of up to $100 million. Borrowings under the New Facility are unsecured and will initially be structured as revolving loans with the option of conversion into term loans. Borrowings under the New Facility bear interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the New Facility were used to terminate the Credit Agreement on July 1, 1999.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 1,066,096 shares, or share equivalents, of its common stock during the second quarter of 1999. As of June 30, 1999, the Company has repurchased 1,348,850 shares, or share equivalents, of its common stock under the Program.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

                             ---------------------

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


PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

On May 21, 1999 at the annual meeting of the stockholders of the Company, the stockholders were asked to vote on the election of a new board of directors for the next year or until their successors are elected. The result of said voting is as follows:

                Individual                      For                 Withheld
        ---------------------------          ------------           --------
        Lawrence W. Bianchi                   11,738,889            73,134
        Charles W. Finkl                      11,738,122            73,901
        Wayne E. Larsen                       11,738,889            73,134
        Robert W. Sullivan                    11,738,440            73,583
        Kerry L. Woody                        11,738,740            73,283

The above individuals represent the entire previous board of directors. No other individuals were nominated or received stockholder votes.

No other matter was submitted to the stockholders for a vote during the period covered by this report.

Item 5.     Other Information

As a result of the new shares of common stock issued by the Company in the IPO combined with the conversion of warrants into common stock as of June 30, 1999 the Company had 13,586,049 basic shares of common stock outstanding (as reflected in the Consolidated Balance Sheets on page 4). Due to the timing of the IPO and the warrant exercise combined with the dictates of Statement of Financial Accounting Standards No. 128, the Company reported on a weighted average basis 13,681,544 basic shares and 14,401,338 fully-diluted shares of common stock outstanding for the three months ended June 30, 1999 and 13,776,189 basic shares and 14,804,473 fully-diluted shares of common stock outstanding for the six months ended June 30, 1999.

At the May 21, 1999 meeting of the Compensation and Stock Option Committee (the "Committee") of the Board of Directors, the Committee recommended reducing the exercise price of the 402,500 options under the 1996 Long Term Incentive Plan from $14.50 per share to $8.25 per share. At a subsequent Board of Directors Meeting, the Board of Directors approved the Committee's recommendation.

Item 6.     Reports on Form 8-K

No reports on Form 8-K have been filed with the Commission during the period covered by this report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LADISH CO., INC.



Date:        July 22, 1999               By:    /S/  WAYNE E. LARSEN
                                                     Wayne E. Larsen
                                                 Vice President Law/Finance
                                                        & Secretary

                                  EXHIBIT INDEX


Exhibit No.      Description


 (27)            Financial Data Schedule