Form 10-Q
period 1999-09-30
LADISH CO INC
filed 1999-10-27
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      September 30, 1999
                       -----------------------

Commission File Number        0-23539
                       -----------------------


                                LADISH CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Wisconsin                                    31-1145953
----------------------------------        --------------------------------------
  (State or other Jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


  5481 South Packard Avenue, Cudahy, Wisconsin              53110
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)


                                 (414) 747-2611
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__    No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at September 30, 1999
-----------------------------             ---------------------------------
Common Stock, $0.01 Par Value                         13,686,152

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                                                          LADISH CO., INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Dollars in Thousands, Except Share and Per Share Data)

                                                          For the Three Months               For the Nine Months
                                                           Ended September 30,               Ended September 30,
                                                      ----------------------------      -----------------------------
                                                           1999            1998              1999             1998
                                                      ------------    ------------      ------------     ------------
Net sales     ........................................$     41,803    $     53,368      $    129,330     $    175,818

Cost of sales ........................................      36,759          46,649           115,833          149,137
                                                      ------------    ------------      ------------     ------------

         Gross income on sales........................       5,044           6,719            13,497           26,681

Selling, general and administrative expenses..........       1,869           1,974             5,448            6,201
                                                      ------------    ------------      ------------     ------------

         Income from operations.......................       3,175           4,745             8,049           20,480

Other income (expense):
     Interest expense.................................        (317)           (149)             (659)          (1,119)
     Other, net.......................................          69             148               239              317
                                                      ------------    ------------      ------------     ------------

         Income from operations
            before provision for income taxes.........       2,927           4,744             7,629           19,678

Provision for income taxes............................         439             474             1,144            1,968
                                                      ------------    ------------      ------------     ------------

         Net income...................................$      2,488    $      4,270      $      6,485     $     17,710
                                                      ============    ============      ============     ============



Basic earnings per share..............................$       0.18    $       0.30      $       0.47     $       1.53

Diluted earnings per share............................$       0.17    $       0.27      $       0.44     $       1.33

Basic weighted average shares outstanding.............  13,700,041      14,006,001        13,750,528       11,590,057

Diluted weighted average shares outstanding...........  14,271,807      15,613,198        14,626,639       13,293,550


                                                                    Page 4 of 12

                                                          LADISH CO., INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands, Except Share and Per Share Data)

                                                                                          September 30,       December 31,
         Assets                                                                               1999                1998
         ------                                                                          --------------       ------------
Current assets:
     Cash and cash equivalents...........................................................$          859       $      5,517
     Accounts receivable, less allowance of $300.........................................        29,872             35,409
     Inventories.........................................................................        48,210             41,967
     Prepaid expenses and other current assets...........................................           470                276
                                                                                         --------------       ------------
         Total current assets............................................................        79,411             83,169
Property, plant and equipment:
     Land and improvements...............................................................         3,855              3,855
     Buildings and improvements..........................................................        15,003             14,925
     Machinery and equipment.............................................................       115,745            112,279
     Construction in progress............................................................        10,201              5,893
                                                                                         --------------       ------------
                                                                                                144,804            136,952
     Less - accumulated depreciation.....................................................       (59,868)           (50,981)
                                                                                         --------------       ------------
         Net property, plant and equipment...............................................        84,936             85,971

Other assets  ...........................................................................         6,429              4,737
                                                                                         --------------       ------------

         Total assets....................................................................$      170,776       $    173,877
                                                                                         ==============       ============

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
     Senior debt.........................................................................$        7,000       $      2,250
     Accounts payable....................................................................        16,944             16,194
     Accrued liabilities:
         Pensions........................................................................           486                738
         Postretirement benefits.........................................................         5,488              5,488
         Wages and salaries..............................................................         4,533              4,045
         Taxes, other than income taxes..................................................           212                272
         Interest........................................................................            11                 36
         Profit sharing..................................................................           525              2,720
         Paid progress billings..........................................................         4,282              6,767
         Other...........................................................................         3,071              4,610
                                                                                         --------------       ------------
              Total current liabilities..................................................        42,552             43,120

Long-term liabilities:
     Senior debt, less current portion...................................................             0              1,250
     Pensions ...........................................................................        15,562             17,422
     Postretirement benefits.............................................................        41,460             42,762
     Other noncurrent liabilities........................................................           677                677
                                                                                         --------------       ------------
              Total liabilities..........................................................       100,251            105,231
                                                                                         --------------       ------------

Stockholders' equity:
     Common stock - authorized 100,000,000, issued 14,318,406 and 14,013,667 shares
        of $0.01 par value as of September 30, 1999 and December 31, 1998, respectively..           143                140
     Additional paid-in capital..........................................................        79,617             81,661
     Accumulated deficit.................................................................        (4,977)           (11,462)
     Treasury stock, 632,254 shares and 222,754 shares of common stock at
        Cost as of September 30, 1999 and December 31, 1998, respectively................        (4,258)            (1,693)
                                                                                         --------------       ------------
              Total stockholders' equity.................................................        70,525             68,646
                                                                                         --------------       ------------

              Total liabilities and stockholders' equity.................................$      170,776       $    173,877
                                                                                         ==============       ============

                                                                    Page 5 of 12

                                                          LADISH CO., INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Dollars in Thousands)
                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                         ---------------------------------
                                                                                              1999                1998
                                                                                         --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..........................................................................$        6,485       $     17,710
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation....................................................................         8,915              8,129
         Amortization....................................................................           395                185
         Payment-in-kind interest on subordinated debt...................................            --                300
         Reduction in valuation allowance................................................           990              1,839
         Other...........................................................................            (3)                 0

     Change in assets and liabilities:
         Accounts receivable.............................................................         6,754             (5,140)
         Inventories.....................................................................        (3,292)             4,056
         Other assets....................................................................          (447)               147
         Accounts payable and accrued liabilities........................................        (5,449)             4,939
         Other long-term liabilities.....................................................        (3,162)           (18,471)
                                                                                         --------------       ------------

              Net cash provided from operating activities................................        11,186             13,694
                                                                                         --------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment..........................................        (5,878)            (9,834)
     Proceeds from sale of property, plant and equipment.................................            13                  4
     Acquisition of business.............................................................       (11,533)                --
     IPD funds from escrow...............................................................         3,650                 --
                                                                                         --------------       ------------

              Net cash used for investing activities.....................................       (13,748)            (9,830)
                                                                                         --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from (repayment of) senior debt............................................         3,500            (23,391)
     Retirement of senior subordinated debt and warrants.................................            --            (11,625)
     Repayment of notes payable..........................................................            --             (1,000)
     Issuance of common stock............................................................            12             35,036
     Repurchase of common stock..........................................................        (2,565)            (1,091)
     Retirement of warrants..............................................................        (3,253)                --
     Exercise of warrants................................................................           210              6,951
                                                                                         --------------       ------------

              Net cash provided from (used for) financing activities.....................        (2,096)             4,880
                                                                                         --------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................        (4,658)             8,744
CASH AND CASH EQUIVALENTS, beginning of period...........................................         5,517                566
                                                                                         --------------       ------------

CASH AND CASH EQUIVALENTS, end of period.................................................$          859       $      9,310
                                                                                         ==============       ============

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)  Basis of Presentation
     ---------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at September 30, 1999 and December 31, 1998 and its results of operations and cash flows for the nine months ended September 30, 1999 and September 30, 1998. All adjustments are of a normal recurring nature.

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

The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories
     -----------

Inventories consisted of:

                                               September 30,      December 31,
                                                   1999               1998
                                               ------------       ------------
     Raw material and supplies                  $  17,545           $ 16,546
     Work-in-process and finished goods            32,589             28,697
     Less progress payments                        (1,924)            (3,276)
                                                ---------           --------

           Total inventories                    $  48,210           $ 41,967
                                                =========           ========

(3)  Interest and Income Tax Payments
     --------------------------------
                                                    For the Nine Months
                                                    Ended September 30,
                                                   ---------------------
                                                    1999           1998
                                                   ------         ------
     Interest                                       $ 641         $3,216
     Income taxes                                     373             32

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

                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position

RESULTS OF OPERATIONS
---------------------

Third Quarter 1999 Compared to Third Quarter 1998
-------------------------------------------------

Net sales for the three months ended September 30, 1999 were $41.8 million compared to $53.4 million for the same period in 1998. The decrease in sales for the third quarter of 1999 was primarily attributed to the continued decline of the jet engine market and the failure of the Company's joint venture partner's 38,000-ton press. The Company did benefit in the third quarter of 1999 due to reduced costs associated with manpower reductions and product mix. Gross profit declined to 12.1% of sales in contrast to 12.6% of sales in the third quarter of 1998 as a result of under absorption of fixed costs by the reduced level of sales.

Selling, general and administrative expenses, as a percentage of sales, were 4.5% for the third quarter of 1999 compared to 3.7% for the same period in 1998.

During the third quarter of 1999, the Company recorded an unusual and nonrecurring cost of approximately $2 million associated with the adoption of the 1999 Retirement Incentive Plan (the "Plan") for both hourly and salary employees of the Company. This impacted the cost of operations for manufacturing, selling and general administrative. The costs associated with the adoption of the Plan were offset by the partial payment the Company received from its property insurer in connection with the business interruption portion of the Company's claim with respect to the failure of #116 isothermal press. At this time the Company cannot predict the amount of additional payments from its insurer or the time period in which those payments would be received.

Interest expense for the period was $0.32 million in contrast to $0.15 million in 1998. The increase in interest expense was attributable to higher loan balances of senior debt, partially offset by reduced interest rates. As of September 30, 1999, the Company's senior debt had an interest rate equal to the LIBOR rate plus 0.75% per annum (reduced from commercial paper plus 1.0% per annum as of September 30, 1998).

The $0.44  million  provision  for taxes  for 1999 and  $0.47  million  for 1998 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources".

Nine Months 1999 Compared to Nine Months 1998
---------------------------------------------

Net sales for the first nine months of 1999 of $129.3 million compares to $175.8 million of sales for the first nine months of 1998. The sales reduction was largely due to a decline of the jet engine and commercial aerospace industry compounded by the equipment failures at both the Company and its joint venture partner. Gross profit decreased to 10.4% in the first nine months of 1999 in comparison to 15.2% during the same period in 1998 due to reduced sales. Net income of $6.5 million, or 5.0% of sales, for the first nine months of 1999 compares to the $17.7 million, or 10.1% of sales, for the same period in 1998. The reduction in net income is attributable to the reduced sales.

For the first nine months of 1999, selling, general and administrative expenses, as a percentage of sales, were 4.2% compared to 3.5% for the first nine months of 1998.

As discussed above in the discussion of the third quarter results, the Company did recognize the cost associated with the adoption of the Plan in the first nine months of 1999, and the partial insurance payment.

Interest expense for the period of $0.66 million was a reduction from $1.12 million of interest in the first nine months of 1998 due to reduced senior loan balances, lower interest rates and the retirement of subordinated notes in the first quarter of 1998.

As indicated above in the discussion of the third quarter, the $1.1 million tax provision for the first nine months of 1999, compared to $2.0 million for the same period in 1998, represents the largely non-cash accounting charges associated with the use of pre-restructuring NOLs.

Liquidity and Capital Resources
-------------------------------

As of July 1, 1999, the Company entered into a new credit facility (the "New Facility") with a syndicate of lenders. The New Facility provides for borrowings of up to $100 million subject to certain limitations. Borrowings under the New Facility are unsecured and will initially be structured as revolving loans with the option of conversion into term loans. Borrowings under the New Facility bear interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the New Facility were used to terminate the prior credit agreement on July 1, 1999. At September 30, 1999, approximately $41.0 million was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of September 30, 1999 was $7.0 million.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 29,500 shares, or share equivalents, of its common stock during the third quarter of 1999. As of September 30, 1999, the Company has repurchased 1,378,350 shares, or share equivalents, of its common stock under the Program.

Year 2000 Compliance
--------------------

The Company has installed a new computer operating system which is compliant with Year 2000 demands. The new system includes hardware, software, fiber-optic wiring and extensive training for numerous Company personnel. The project was initiated in 1997 and the Company implemented the system at the end of the third quarter of 1998. The Company used the fourth quarter of 1998 to prove-out and fully convert to the new operating system. The Company has estimated the cost of this new operating system to be approximately $7.5 million.

The Company has assessed the need for Year 2000 contingency plans for both internal operations and external business relations. At this time, the Company believes its new operating system will fully address all Year 2000 issues. Given the size and sophistication of those customers and suppliers which are material to the Company's business, the Company does not anticipate a significant business risk associated with Year 2000 compliance by its customers and suppliers.

                             -----------------------


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to the stockholders for a vote during the period covered by this report.

Item 5.  Other Information
--------------------------

As a result of the new shares of common stock issued by the Company in the IPO combined with the conversion of warrants into common stock as of September 30, 1999 the Company had 13,686,152 basic shares of common stock outstanding (as reflected in the Consolidated Balance Sheets on page 4). Due to the timing of the IPO and the warrant exercise combined with the dictates of Statement of Financial Accounting Standards No. 128, the Company reported on a weighted average basis 13,700,041 basic shares and 14,271,807 fully-diluted shares of common stock outstanding for the three months ended September 30, 1999 and 13,750,528 basic shares and 14,626,639 fully-diluted shares of common stock outstanding for the nine months ended September 30, 1999.

At the May 21, 1999 meeting of the Compensation and Stock Option Committee (the "Committee") of the Board of Directors, the Committee recommended reducing the exercise price of the 402,500 options under the 1996 Long Term Incentive Plan from $14.50 per share to $8.25 per share. At a subsequent Board of Directors Meeting, the Board of Directors approved the Committee's recommendation.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibit 27. Financial Data Schedule.

(b) No reports on Form 8-K have been filed with the Commission during the period covered by this report.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LADISH CO., INC.



Date: October 25, 1999                  By: /s/  WAYNE E. LARSEN
      ----------------                     ----------------------------------
                                                 Wayne E. Larsen
                                                 Vice President Law/Finance
                                                        & Secretary