Form 10-K
period 1999-12-31
LADISH CO INC
filed 2000-02-24
CIK 814250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    Form 10-K
                              --------------------
                                   (Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from to

                         COMMISSION FILE NUMBER 0-23539

                                Ladish Co., Inc.
            ( Exact name of registrant as specified in its charter )

                    Wisconsin                     31-1145953
            ( State of Incorporation )        ( I.R.S. Employer
                                             Identification No. )

              5481 S. Packard Avenue                53110
                Cudahy, Wisconsin                ( Zip Code )
              ( Address of principal
                 executive offices )

        Registrant's telephone number, including area code (414) 747-2611

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                             Name of each exchange
              Title of each class             on which registered
         Common stock, $0.01 par value               Nasdaq

                               -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant is $46,276,111 as of February 8, 2000.

                                   13,401,234
    ( Number of Shares of common stock outstanding as of February 18, 2000 )


================================================================================
                                                   ( Continued on reverse side )

( Continued from cover page )


                       DOCUMENTS INCORPORATED BY REFERENCE

With the exception of those sections which are specifically incorporated by reference in this Form 10-K Annual Report including the annual report to security holders for fiscal year ended December 31, 1999 and the proxy statement for the annual meeting of security holders in 2000, no other documents are to be deemed a part of this report.

                                     PART 1


Item 1.  Business


General


Ladish Co., Inc. ("Ladish" or the "Company") engineers, produces and markets high-strength, high-technology forged and formed metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 90% of the Company's 1999 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 20% of the Company's 1999 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forging products to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

Recent Acquisitions

In February 1999 the Company's wholly-owned subsidiary, Stowe Machine Co., Inc. ("Stowe"), acquired the business and assets of Adco Manufacturing, Incorporated ("Adco"). Adco was combined into Stowe and the Stowe financial results are consolidated with those of the Company for the purpose of this Form 10-K Annual Report. In January 2000 the Company's newly created, wholly-owned subsidiary, Pacific Cast Technologies, Inc. ("PCT") merged with Wyman-Gordon Titanium Castings, LLC with PCT being the surviving entity. For purposes of this Form 10-K Annual Report the results of PCT are not reflected in the Company's financial results.

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

                                               Years Ended December 31,
                                         1997            1998             1999
                                         ----            ----             ----
                                                (Dollars in millions)
  Jet Engine Forgings................$153    73%     $160    70%     $124    73%
  Aerospace Forgings.................  35    17%       47    21%       27    16%
  General Industrial Forgings........  22    10%       20     9%       19    11%
                                     ----   ----     ----   ----     ----   ----
       Total.........................$210   100%     $227   100%     $170   100%
                                     ====   ====     ====   ====     ====   ====

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

Much of the Company's forging business is capital intensive, requiring large and sophisticated press, hammer and heating equipment and extensive facilities for inspection and testing of components after forging. Ladish believes that it has the largest forging hammer and largest ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish's 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Much of the equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

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

Customers

The Company's top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 58% of the Company's revenues in 1997, 61% of the Company's revenues in 1998 and 60% of the Company's revenues in 1999. No other customer accounted for ten percent or more of the Company's sales.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.4 million, $4.5 million and $3.3 million on applied research and development work during 1997, 1998 and 1999, respectively.

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

The Company's most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Special Metals Corporation and Allegheny Technologies. Its principal suppliers of titanium alloys are Titanium Metals Corporation of America, Allegheny Technologies and RTI International. The Company typically has fixed-price contracts with its suppliers.

In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which are reducing overall lead times and the total cost of raw materials.

Backlog

The average amount of time necessary to manufacture the Company's products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company's backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company's backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company's backlog was approximately $278 million, $243 million and $225 million as of December 31, 1997, 1998 and 1999, respectively.

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

There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company's financial position or results of operations. All of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations. The Company has been named a potentially responsible party at three "Superfund" sites. Although the Company does not believe that the amount for which it may be held liable will be material and has reserved approximately $250,000 for such loss, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected. In connection with the sale of the Company's former Industrial Products Division ("IPD"), the Company has agreed to indemnify Trinity Industries, Inc. until May 29, 2001 against certain environmental liabilities that may arise with respect to the properties and operations of IPD relating to the period prior to closing.

Year 2000 Compliance

The Company installed a new computer operating system which is compliant with Year 2000 demands. The new system includes hardware, software, fiber-optic wiring and extensive training for numerous Company personnel. The project was initiated in 1997 and the Company implemented the system at the end of the third quarter of 1998. The Company did not experience any material operating issues with respect to Year 2000.

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

Employees

As of December 31, 1999, the Company had approximately 1,001 employees, of whom 721 were engaged in manufacturing functions, 75 in executive and administrative functions, another 160 in technical functions, and 45 in sales and sales support. At such date, approximately 732 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. With the addition of PCT, the Company will add approximately 260 employees. The following table sets forth certain information with respect to the Company's collective bargaining agreements with its employees:

                                                                     Number of
                                                                     Employees
                                                                    Represented
                                                                   by Collective
                                                                     Bargaining
Union                                            Expiration Date     Agreement
-----                                            ---------------   -------------
International Association of Machinists &       February 20, 2000       317
   Aerospace Workers, Local 1862
International Brotherhood of Boilermakers,      September 24, 2000      175
   Iron Ship Builders, Blacksmiths, Forgers
   & Helpers, Subordinate Lodge 1509
International Federation of Professional &      August 20, 2000         112
   Technical Engineers, Technical Group,
   Local 92
International Association of Machinists &       March 26, 2000           67
   Aerospace Workers, Die Sinkers, Local 140
Office & Professional Employees                 July 1, 2001             32
   International Union, Clerical Group,
   Local 35
International Brotherhood of Electrical         October 15, 2000         25
   Workers, Local 662
Service Employees International, Local 150      April 23, 2000            4

Management

  Name                          Age                    Position
  ----                          ---                    --------
  Kerry L. Woody.................48       President & CEO and Director
  Wayne E. Larsen................45       Vice President Law/Finance & Secretary
                                            and Director
  Gene E. Bunge..................54       Vice President, Engineering
  Robert J. Noel.................59       Vice President, Corp. Business
                                            Development/Technology
  George Groppi..................51       Vice President, Quality & Metallurgy
  David L. Provan................50       Vice President, Materials Management
  Gary J. Vroman.................40       Vice President, Sales & Marketing
  Lawrence C. Hammond............52       Vice President, Human Resources

Item 2.  Properties

The following table sets forth the location and size of the Company's two facilities:

                                                                 Approximate
                                   Approximate Acreage         Square Footage
                                   -------------------         --------------
   Cudahy, Wisconsin                     184.5                    1,650,000
   Windsor, Connecticut                    8.2                       30,000
   Albany, Oregon                         14.0                       90,000

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol "LDSH".

Prior to the registration of the common stock of the Company on March 9, 1998, limited trading of the common stock occurred in the over-the-counter market. These quotations for the pre-registration period reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The following table sets forth, for the fiscal periods indicated, the high and low bid prices up until March 9, 1998 and the high and low sales prices for the periods thereafter. At December 31, 1999 there were approximately 250 beneficial holders of the Company's common stock.

                        Year Ended          Year Ended          Year Ended
                     December 31, 1997   December 31, 1998   December 31, 1999
                      High        Low     High       Low       High     Low
                     -----------------   -----------------   -----------------
  First quarter......$12.60      $9.90   $22.50     $13.50     $8.38   $6.72
  Second quarter.....$13.50      $9.90   $15.62     $12.25     $8.31   $6.41
  Third quarter......$22.80     $12.60   $13.12      $8.00     $8.63   $6.44
  Fourth quarter.....$19.80     $17.10   $10.00      $6.56     $7.50   $5.84

The Company has not paid cash dividends and currently intends to retain all its earnings to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data have been derived from the Financial Statements of the Company and have been audited. The financial data set forth below as of December 31, 1995, 1996, 1997, 1998 and 1999 and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the Financial Statements prepared of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                           Year Ended December 31,
                                                            (dollars in thousands, except income (loss) per share)
                                                   --------------------------------------------------------------------------
INCOME STATEMENT DATA                                 1995             1996            1997            1998            1999
---------------------                                 ----             ----            ----            ----            ----
Net sales.......................................... $115,738         $162,002        $209,816        $226,767        $170,241
Income (loss) from operations......................  (18,752)           5,809          24,387          24,557          11,990
Interest expense...................................    3,339            3,703           3,334           1,256             810
Income (loss) from continuing operations...........  (22,146)           2,135          18,902          21,372           9,703
Income (loss) from discontinued operations.........    1,214           (8,856)             --              --              --
Net income (loss)..................................  (20,932)          (6,721)         18,902          21,372           9,703
Basic earnings (loss) per share from
  continuing operations............................    (4.40)            0.42            3.63            1.76            0.71
Diluted earnings (loss) per share from
  continuing operations............................    (4.40)            0.20            1.52            1.55            0.67
Dividends paid ....................................       --               --              --              --              --
Shares used to compute income (loss) per share
   Basic...........................................5,029,517        5,091,957       5,208,251      12,155,484      13,715,555
   Diluted.........................................5,029,517       10,857,910      12,469,818      13,826,133      14,513,261

                                                                                   December 31,
                                                   -------------------------------------------------------------------------
BALANCE SHEET DATA                                    1995             1996            1997            1998            1999
------------------                                    ----             ----            ----            ----            ----
Total assets....................................... $164,696         $170,270        $165,461        $172,893        $159,583
Net working capital................................   24,405           15,475          32,292          40,049          39,007
Total debt.........................................   43,932           51,848          39,716           3,500              --
Stockholders' equity (deficit).....................   (9,751)         (16,287)          5,017          68,646          73,467


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

In 1999, net sales at the Company were $170.2 million, a 25% decline from the level of 1998 sales. This reduction in revenue was attributable to two significant equipment failures, one at the Company and one at the Company's joint venture partner, and to the overall softening of the aerospace supply market in 1999. Gross profit for the year ended December 31, 1999 was $19.2 million, or 11.3% of sales, in contrast to $32.6 million, or 14.4% of sales, for 1998 due to the decrease in sales.

Selling, general and administrative expenses were $7.2 million, or 4.2% of sales, in fiscal 1999 in comparison to $8.1 million, or 3.6% of sales, in 1998. The increase in the expenses as a percentage of sales reflects the impact of the sales reduction and the fixed nature of a portion of these expenses.

Interest expense for the year ended December 31, 1999 was $.8 million in contrast to interest expense of $1.3 million in fiscal 1998. The reduction in interest expense was the result of decreased levels of debt and reduced interest rates. As of December 31, 1999 the Company's senior debt had an interest rate equal to LIBOR plus 0.75% as opposed to an interest rate equal to commercial paper plus 1.5% at December 31, 1998.

Income before taxes for 1999 was $11.4 million in comparison to pretax income of $23.7 for 1998. The decrease in pretax income was directly due to the reduction in sales from 1999 to 1998.

The 1999 tax provision of $1.7 million, an implied rate of 15%, primarily reflects a non-cash accounting charge associated with the Company's use of its net operating losses ("NOLs"). The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

At December 31, 1999 contract backlog at the Company was $225 million. This represents a 7% reduction from the $243 million of contract backlog at the end of 1998. The decline in backlog is attributable to decreased raw material prices, shortened lead-times and inventory adjustments at aerospace customers.

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

The 1998 tax provision of $2.4 million, an implied rate of 10%, represents a non-cash accounting charge. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes.

Contract backlog at December 31, 1998 was $243 million, compared to $278 million at December 31, 1997, a decrease of 12%, due to increased raw material availability, shortened leadtimes and current aerospace global demand.

Liquidity and Capital Resources

As of July 1, 1999, the Company entered into a new credit facility (the "New Facility") with a syndicate of lenders. The New Facility provides for borrowings of up to $100 million subject to certain limitations. Borrowings under the New Facility are unsecured and will initially be structured as revolving loans with the option of conversion into term loans. Borrowings under the New Facility bear interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the New Facility were used to terminate the prior credit agreement on July 1, 1999. At December 31, 1999, approximately $48.6 million was available and undrawn under the New Facility. There were no borrowings under the New Facility as of December 31, 1999.

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

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $50 million as of December 31, 1999. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

The Company's IPO created an ownership change as defined by the Internal Revenue Service ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Approximately $12 million of the NOL carryforwards is available for use annually. Approximately $2 million of the $12 million annual limitation relates to a previous restriction on NOL carryforwards generated prior to the financial restructuring.

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

Under the common stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 1,516,768 shares of its common stock, or common stock equivalents, as of December 31, 1999. The Company funded this repurchase program with approximately $8.5 million of the cash generated from operations. Inflation has not had a material effect upon the Company during the period covered by this report. Given the products manufactured by the Company and the raw materials used therein, the Company does not anticipate any significant impact from inflation in the foreseeable future.

Item 7.A.  Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

Item 8.  Financial Statements and Supplementary Data

The response to Item 8. Financial Statements and Supplementary Data incorporate by reference the information listed in the index to consolidated financial statements and accompanying schedules beginning on page F-1.

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

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned "Executive Officers of the Registrant" is incorporated by reference. The list of Directors of the Company is as follows:

                       Name                         Age
                       Lawrence L. Bianchi          58
                       Charles W. Finkl             79
                       Wayne E. Larsen              45
                       Robert W. Sullivan           41
                       Kerry L. Woody               48

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 58. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998 Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi's principal occupation is investments.

Gene E. Bunge, 54. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1973. He has a B.S.E.E. from the Milwaukee School of Engineering.

Charles W. Finkl, 79. Director since 1998. Mr. Finkl is a director and the Chairman and Chief Executive Officer of A. Finkl & Sons, Co., a Chicago, Illinois based metals processor, a position he has held for more than ten years.

George Groppi, 51. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of Production Control and recently assumed the position of Manager of Quality & Metallurgy. Mr.

Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 52. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

Wayne E. Larsen, 45. Director since 1997. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary from 1989 after joining the Company as corporate counsel in 1981. He is also a director and Vice President and Secretary of Stowe Machine Co., Inc. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a director of the Wisconsin Foundation for Independent Colleges. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

Robert J. Noel. 59. Mr. Noel has served as Vice President Corporate Business Development/ Tech-nology since September 1999. He had been Vice President, Quality and Technology since March 1991. He had been Manager of Metallurgy since 1985 and prior to that period was a Product Metallurgist for jet engine components. Mr. Noel has been with the Company since 1963. He has a B.S. in Mechanical Engineering from Marquette University.

David L.  Provan,  50.  Mr.  Provan  has  served  as Vice  President,  Materials
Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor's Degree in Business Administration from the University of Wisconsin-Parkside.

Robert W. Sullivan, 41. Director since 1993. Mr. Sullivan is President of The Plitt Company, a seafood distribution concern. Previously Mr. Sullivan had been President of The Martec Group, a sales and marketing consulting group for more than five years.

Gary J. Vroman, 40. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 48. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. Mr. Woody is also a director and Vice President of Stowe Machine Co., Inc. In addition, Mr. Woody serves as a Director of Vilter Manufacturing Co. and Milwaukee Lutheran College. Mr. Woody has a B.S. in Engineering from Milliken University.

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

Financial Statements. See the accompanying index to financial statements and schedules on page F-1 which is a part of this report.

Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the fourth quarter of 1999.

LADISH CO., INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1998 AND 1999
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc. and subsidiaries, a Wisconsin corporation, as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                               /s/ Arthur Andersen LLP
                                               ---------------------------------
                                               ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 28, 2000

                                LADISH CO., INC.


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                  (Dollars in Thousands Except Per Share Data)



                  ASSETS                               1998            1999
                  ------                            ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                            $5,517          $1,008
  Accounts receivable, less allowance of $300          35,409          25,222
  Inventories                                          40,983          42,427
  Prepaid expenses and other current assets               276             238
                                                    ---------       ---------
        Total current assets                           82,185          68,895

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                 3,855           3,855
  Building and improvements                            14,925          15,912
  Machinery and equipment                             112,279         120,526
  Construction in progress                              5,893           5,562
                                                    ---------       ---------
                                                      136,952         145,855
  Less- Accumulated depreciation                      (50,981)        (62,648)
                                                    ---------       ---------

        Net property, plant and equipment              85,971          83,207

OTHER ASSETS                                            4,737           7,481
                                                    ---------       ---------
        Total assets                                 $172,893        $159,583
                                                    =========       =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                LADISH CO., INC.


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                  (Dollars in Thousands Except Per Share Data)


          LIABILITIES AND STOCKHOLDERS' EQUITY               1998         1999
          ------------------------------------               -----        ----

CURRENT LIABILITIES:
  Current portion of senior debt                          $  2,250     $      -
  Accounts payable                                          16,194       12,548
  Accrued liabilities-
    Pensions                                                   738          504
    Postretirement benefits                                  5,488        5,551
    Wages and salaries                                       4,045        3,107
    Taxes, other than income taxes                             272          227
    Interest                                                    36           54
    Profit sharing                                           2,720          958
    Paid progress billings                                   6,767        5,556
    Other                                                    3,626        1,383
                                                          --------     --------
        Total current liabilities                           42,136       29,888

LONG-TERM LIABILITIES:
  Senior debt-less current portion                           1,250            -
  Pensions                                                  16,013       12,947
  Postretirement benefits                                   42,762       40,929
  Officers' deferred compensation                            1,409        1,745
  Other noncurrent liabilities                                 677          607
                                                          --------     --------
        Total liabilities                                  104,247       86,116

STOCKHOLDERS' EQUITY:
  Common stock-authorized 100,000,000, issued
    and outstanding 14,013,667 and 14,318,406
    shares in each period of $.01 par value                    140          143
  Additional paid-in capital                                81,661       80,293
  Accumulated deficit                                      (11,462)      (1,759)
  Treasury stock, 222,754 and 770,672 shares,
    respectively, of common stock, at cost                 (1,693)      (5,210)
                                                          --------     --------
        Total stockholders' equity                          68,646       73,467
                                                          --------     --------
        Total liabilities and stockholders' equity        $172,893     $159,583
                                                          ========     ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                LADISH CO., INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands Except Per Share Data)



                                                     Years Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------

NET SALES                                          $209,816  $226,767  $170,241

COST OF SALES                                       178,051   194,125   151,065
                                                   --------  --------  --------

    Gross profit                                     31,765    32,642    19,176

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            7,378     8,085     7,186
                                                   --------  --------  --------

    Income from operations                           24,387    24,557    11,990

OTHER (INCOME) EXPENSE:
  Interest expense, net                               3,334     1,256       810
  Other, net                                            549      (446)     (236)
                                                   --------  ---------  -------

    Income before provision for income taxes         20,504    23,747    11,416

PROVISION FOR INCOME TAXES                            1,602     2,375     1,713
                                                   --------  --------  --------

    Net income                                     $ 18,902  $ 21,372  $  9,703
                                                   ========  ========  ========

EARNINGS PER SHARE:
    Basic                                             $3.63     $1.76     $0.71
    Diluted                                           $1.52     $1.55     $0.67



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                LADISH CO., INC.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  (Dollars in Thousands Except Per Share Data)




                                       Common Stock        Additional                   Treasury
                                   --------------------     Paid-in      Accumulated     Stock,
                                     Shares      Amount     Capital        Deficit      at Cost      Total
                                   ----------    ------    ----------    -----------    --------    --------

BALANCE, December 31, 1996          5,139,993     $ 51      $35,398       $(51,736)     $     -     $(16,287)

  Net income                                -        -            -         18,902            -       18,902
  Issuance of common stock            119,166        1          814              -            -          815
  Reduction in valuation
    allowance related to
    pre-restructuring NOLs                  -        -        1,519              -            -        1,519
  Exercise of warrants                 56,314        1           67              -            -           68
                                   ----------     ----      -------       --------      -------     --------

BALANCE, December 31, 1997          5,315,473       53       37,798        (32,834)           -        5,017

  Net income                                -        -            -         21,372            -       21,372
  Issuance of common stock          2,837,138       28       34,910              -            -       34,938
  Exercise of warrants              5,869,389       59        6,892              -            -        6,951
  Purchase of treasury stock                -        -            -              -       (1,693)      (1,693)
  Reduction in valuation
    allowance related to
    pre-restructuring NOLs                  -        -        2,211              -            -        2,211
  Repurchase of shares, retired        (8,333)       -         (150)             -            -         (150)
                                   ----------     ----      -------       --------      -------     --------

BALANCE, December 31, 1998         14,013,667      140       81,661        (11,462)      (1,693)      68,646

  Net income                                -        -            -          9,703            -        9,703
  Issuance of common stock              2,000        -           12              -            -           12
  Retirement of warrants                    -        -       (3,253)             -            -       (3,253)
  Exercise of warrants                302,739        3          207              -            -          210
  Purchase of treasury stock                -        -            -              -       (3,517)      (3,517)
  Reduction in valuation
    allowance related to
    pre-restructuring NOLs                  -        -        1,666              -            -        1,666
                                   ----------     ----      -------       --------      -------     --------

BALANCE, December 31, 1999         14,318,406     $143      $80,293       $ (1,759)     $(5,210)    $ 73,467
                                   ==========     ====      =======       ========      =======     ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                LADISH CO., INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)



                                                                       Years Ended December 31,
                                                                    -----------------------------
                                                                     1997       1998       1999
                                                                    -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $18,902    $21,372     $9,703
    Adjustments to reconcile net income to net cash provided
      by (used for) operating activities-
        Depreciation                                                  9,773     10,491     11,755
        Amortization                                                    159        227        506
        Payment-in-kind interest on subordinated debt                 1,240        300          -
        Reduction in valuation allowance                              1,519      2,211      1,666
        Loss on disposal of property, plant and equipment               750         34         35
  Changes in assets and liabilities, net of impact of
    acquisitions-
      Accounts receivable                                            (5,382)    (7,778)    11,398
      Inventories                                                    (8,887)     6,720      1,507
      Other assets                                                     (437)       345       (634)
      Accounts payable and accrued liabilities                      (12,657)    (4,009)   (10,062)
      Other liabilities                                              (7,115)   (14,833)    (4,633)
                                                                    -------    -------    -------

        Net cash provided by (used for) operating activities         (2,135)    15,080     21,241
                                                                    -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                         (9,217)   (13,662)    (7,792)
  Proceeds from sale of property, plant and equipment                   984          3         33
  Acquisition of businesses                                          (8,529)         -    (11,593)
  Proceeds from sale of IPD                                          36,500          -          -
  IPD disposition funds placed in escrow                             (3,650)         -      3,650
                                                                    -------    -------    -------
        Net cash provided by (used for) investing activities         16,088    (13,659)   (15,702)
                                                                    -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of senior subordinated debt                                (68)   (11,625)         -
  Repayment of senior debt                                          (14,304)   (23,891)    (3,500)
  Repayment of notes payable                                              -     (1,000)         -
  Issuance of common stock                                              815     34,938         12
  Retirement of warrants                                                  -          -     (3,253)
  Exercise of warrants                                                   68      6,951        210
  Repurchase of common stock                                              -     (1,843)    (3,517)
                                                                    -------    -------    -------
        Net cash provided by (used in) financing activities         (13,489)     3,530    (10,048)
                                                                    -------    -------    -------

                                LADISH CO., INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                   (continued)



                                                                      Years Ended December 31,
                                                                    -----------------------------
                                                                     1997       1998       1999
                                                                    -------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    $   464    $ 4,951    $(4,509)

CASH AND CASH EQUIVALENTS, beginning of period                          102        566      5,517
                                                                    -------    -------    -------

CASH AND CASH EQUIVALENTS, end of period                            $   566    $ 5,517    $ 1,008
                                                                    =======    =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                 $   326    $    48    $   177
  Interest paid                                                     $ 2,595    $ 3,868    $   742



The accompanying notes to consolidated financial statements are an integral part of these statements.

                                LADISH CO., INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollars in Thousands Except Share and Per Share Data)



(1) Business Information-

    Ladish Co., Inc. (the "Company") engineers, produces and markets high-strength, high-technology forged and formed metal components for a wide variety of load-bearing and fatigue-resisting applications in the engine, aerospace and industrial markets, for both domestic and international customers. The Company operates as a single segment. Net sales to the engine, aerospace and industrial markets were approximately 73%, 16% and 11%, respectively, of total Company net sales in 1999.

    Through May 30, 1997, the Company operated facilities located in Cudahy, Wisconsin; Russellville, Arkansas; and Cynthiana, Kentucky. In February 1997, the Board of Directors approved the disposition of the Company's Industrial Products Division ("IPD") which included the facilities located in Arkansas and Kentucky. The disposal date was May 30, 1997, however, the impact of the discontinued operations were accounted for in 1996.
    Substantially all IPD assets were sold to a third party buyer for approximately $36,500 in cash subject to a working capital adjustment. Ten percent of the cash proceeds ($3,650) was placed in an escrow account to secure certain representations made by the Company in connection with the sale. In 1999, all contingencies were resolved and the funds placed in escrow were collected.

    In June 1997, the Company acquired Stowe Machine Co., Inc. ("Stowe"), a finished machining operation located in Windsor, Connecticut. In February 1999, the Company acquired Adco Manufacturing, Incorporated ("Adco"), a finished machining operation. Adco was relocated and merged operations with Stowe in Windsor, Connecticut.

    The Company has three customers that each accounted for more than 10% of total Company net sales in 1997, 1998 and 1999, respectively, and collectively accounted for approximately 58%, 61% and 60%, respectively, of total Company net sales.

    Exports accounted for approximately 42%, 44% and 44% of total Company net sales in 1997, 1998 and 1999, respectively, with exports to Europe constituting approximately 32%, 36% and 38%, respectively, of total Company net sales.

    As of December 31, 1999, approximately 73% of the Company's employees were represented by one of seven collective bargaining units. The collective bargaining agreements with most of these units will expire during the year 2000. The Company does not anticipate that work stoppages will arise in connection with the renewal of these agreements in the future.

(2) Summary of Significant Accounting Policies-

    (a) Outstanding checks-

        Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable in the accompanying balance sheets. These checks amounted to $2,144 and $2,037 as of December 31, 1998 and 1999, respectively.

    (b) Inventories-

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory values include material and conversion costs.

        Inventories consist of the following:
                                                            December 31,
                                                       ----------------------
                                                         1998         1999
                                                       ---------    ---------
              Raw materials                             $16,546      $15,215
              Work-in-process and finished               27,713       29,500
                                                       ---------    ---------
                                                         44,259       44,715
              Less progress payments                     (3,276)      (2,288)
                                                       ---------    ---------
                      Total inventories                 $40,983      $42,427
                                                       =========    =========

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

              Land improvements                   30 or 39 years
              Buildings and improvements          30 or 39 years
              Machinery and equipment              5 to 12 years

    (d) Goodwill-

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets relating to the 1997 acquisition of Stowe and the 1999 acquisition of Adco. Goodwill is included in other assets and is being amortized on a straight-line basis over 20 years. As of December 31, 1999, unamortized goodwill amounted to $6,709. Amortization expense was $24, $43 and $316 in 1997, 1998 and 1999, respectively. The Company evaluates goodwill to assess recoverability from future operations. Impairments are recognized in operating results to the extent that carrying value exceeds fair value.

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

    (g) Consolidation-

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (h) Use of estimates-

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

    (i) Reclassification-

        Certain reclassifications have been made to the 1997 and 1998 financial statements to conform with the 1999 presentation.

(3) Debt-

    Senior debt-

    On July 1, 1999, the Company entered into a new credit facility (the "New Facility") with a syndicate of lenders. The New Facility provides for borrowings of up to $100,000 subject to certain limitations. Borrowings under the New Facility are unsecured and will initially be structured as revolving loans with the option of conversion into term loans. Borrowings under the New Facility bear interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the New Facility were used to terminate the prior credit agreement on July 1, 1999. As of December 31, 1999, approximately $48,600 was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of December 31, 1999 was $0.

    Senior subordinated secured notes and warrants-

    In 1995 and 1996, the Company issued senior subordinated notes ("Notes") to two of the Company's largest stockholders. The noteholders also received warrants with each Note purchased. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash, or by the surrender of already outstanding Ladish common stock, or other warrants having a fair value equal to the exercise price. The warrants expire ten years from the date of issuance. In March 1998, the Notes were paid in full.

    Warrants outstanding and exercisable were 7,608,932, 1,732,964 and 660,787 for the years ended December 31, 1997, 1998 and 1999, respectively.

(4) Stockholders' Equity-

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

    Under the common stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 547,918 shares of its common stock and 746,096 warrants during 1999. The Company funded this repurchase program with approximately $6,800 of the cash generated from operations. As of December 31, 1999, the Company has repurchased a total of 1,517,798 shares of its common stock, or common stock equivalents for a total of approximately $8,500 under the repurchase program.

    The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options may be granted to employees of the Company which expire ten years from the grant date. In September 1996, the Company issued 433,333 options under the Plan. These options vest over four years. During 1998 and 1999, the Company issued 320,000 and 76,000 options, respectively, under the Plan. These options vest over two years. As of December 31, 1999, 713,416 of these options remain outstanding. The Company has reserved 6,500 shares for future issuance under the Plan.

    The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in 1997, 1998 and 1999. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net income and diluted earnings per share would have been as follows:

                                 1997               1998              1999
                           -----------------  -----------------  ---------------
                              As      Pro        As      Pro        As     Pro
                           Reported  Forma    Reported  Forma    Reported Forma
                           -------- --------  -------- --------  -------- ------

    Net income             $18,902  $17,439   $21,372  $20,603    $9,703  $9,202

    Diluted earnings         $1.52    $1.40     $1.55    $1.49     $0.67   $0.63
       per share

    Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

    The fair value of the option grants in 1999 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free interest rate of 5.72%, weighted-average expected remaining lives of 10 years, weighted-average volatility factor of 45.11%, and a weighted-average Black-Scholes option price of $5.06.

                                       1997                    1998                     1999
                               --------------------    --------------------    ---------------------
                                           Weighted                Weighted                 Weighted
                                           Average                 Average                  Average
                                           Exercise                Exercise                 Exercise
                                Options     Price       Options     Price       Options      Price
                                -------    --------     -------    --------     -------     --------
    Outstanding at
      beginning of Period       929,521     $11.34       815,604    $12.08     1,135,604     $11.00
    Granted                           -          -       320,000      8.25        76,000       8.18
    Forfeited                    (2,500)      6.00             -         -             -          -
    Exercised                  (111,417)      6.00             -         -        (2,000)      6.00
                               --------     ------     ---------    ------     ---------     ------
    Outstanding at end
      of Period                 815,604     $12.08     1,135,604    $11.00     1,209,604     $10.83
                               ========     ======     =========    ======     =========     ======
    Exercisable at end
      of Period                 598,937     $14.28       707,270    $13.02       973,604     $11.47
                               ========     ======     =========    ======     =========     ======

    The options outstanding as of December 31, 1999 consist of the following:

                                               Weighted Average        Average
     Range of       Number of Options           Exercise Price        Remaining
     Exercise    ------------------------  ------------------------  Contractual
      Prices     Outstanding  Exercisable  Outstanding  Exercisable     Life
    -----------  -----------  -----------  -----------  -----------  -----------

    $5 to $10      713,416      477,416      $ 7.24       $ 6.75        7.89
    $10 to $15     220,528      220,528       12.00        12.00        3.33
    $15 to $20     165,396      165,396       18.00        18.00        3.33
    $20 to $25     110,264      110,264       21.00        21.00        3.33
                 ---------      -------      ------       ------        ----
                 1,209,604      973,604      $10.83       $11.47        6.02
                 =========      =======      ======       ======        ====

(5) Research and Development-

    Research and Development costs are expensed as incurred. These costs were $3,427, $4,503 and $3,265 in 1997, 1998 and 1999, respectively. Research and
    Development costs funded by customers, amounting to $1,071, $2,310 and $862 in 1997, 1998 and 1999, respectively, have been recorded as sales.

    Revenues from Research and Development funded by customers are recognized when the related product is shipped or the services are provided.

(6) Leases-

    Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2004. Rental expense was $304, $283 and $261 in 1997, 1998 and 1999, respectively.

    Minimum lease obligations under noncancelable operating leases are as follows:

                       2000                      $104
                       2001                        85
                       2002                        74
                       2003                        45
                       2004 and thereafter         45
                                                -----
                           Total                 $353
                                                =====

(7) Income Taxes-

    The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $50,000 as of December 31, 1999. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

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

    Components of the deferred income taxes are as follows:

                                                                December 31,
                                                             ------------------
                                                              1998        1999
                                                             ------      ------
    Current deferred tax assets:
      Inventory adjustments                                  $1,719      $  585
      Accrued employee costs                                  1,333       1,340
      Pension benefits                                            -          50
      Postretirement healthcare benefits                      2,195       2,220
      Other                                                   1,042         391
                                                             ------      ------
            Total current deferred tax assets                 6,289       4,586

    Current valuation allowance                              (6,289)     (4,586)
                                                             ------      ------
            Net current deferred taxes                       $    -      $    -
                                                             ======      ======


                                                                December 31,
                                                             ------------------
                                                              1998       1999
                                                             ------    --------
    Noncurrent deferred tax assets and (liabilities):
      Property, plant and equipment                        $(18,028)   $(16,617)
      Operating loss carryforwards                           20,965      20,198
      Pension benefits                                        6,969       5,720
      Postretirement healthcare benefits                     17,105      16,372
      Other                                                     119          52
                                                           --------     -------
            Total net noncurrent deferred tax assets         27,130      25,725

    Noncurrent valuation allowance                          (27,130)    (25,725)
                                                           --------    --------
            Net noncurrent deferred taxes                  $      -    $      -
                                                           ========    ========

    A summary of the Company's effective tax rates is as follows:

                                                    1997      1998       1999
                                                   ------    -------    -------

      Pretax book income                          $20,504    $23,747    $11,416
                                                  =======    =======    =======

      Federal tax at statutory rate                $7,176     $8,311     $3,996
      State tax at statutory rate                   1,025      1,187        571
      Post restructuring net operating
        losses utilized                            (6,599)    (7,123)    (2,854)
                                                  -------    -------    -------
              Total provision                     $ 1,602     $2,375     $1,713
                                                  =======    =======    =======
      Effective tax rate                              7.8%      10.0%      15.0%
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

    The following is a reconciliation of the change in benefit obligation and plan assets for the years ended December 31, 1998 and 1999:

                                                           Pension Benefits                 Postretirement
                                                                                                  Benefits
                                                         -------------------------          ----------------------
                                                                December 31,                       December 31,
                                                         -------------------------          ----------------------
                                                            1998           1999               1998           1999
                                                         ----------     ----------         ----------     -----------
    CHANGE IN BENEFIT OBLIGATION:
      Projected benefit obligation at
        beginning of year                                 $177,820       $176,094           $ 54,178      $ 50,767
      Service cost                                           1,203          1,318                357           361
      Interest cost                                         13,781         13,310              3,984         3,612
      Amendments                                                 -          3,750                  -             -
      Actuarial (gains)/losses                                 492        (10,611)            (2,264)       (3,006)
      Benefits paid                                        (17,202)       (17,844)            (5,488)       (5,551)
                                                          --------       --------           --------      --------
      Projected benefit obligation at end of              $176,094       $166,017           $ 50,767      $ 46,183
        year                                              ========       ========           ========      ========

    CHANGE IN PLAN ASSETS:
      Plan assets at fair value at beginning              $183,318                          $             $
        of year                                                          $204,626                  -             -
      Actual return on plan assets                          18,531         27,274                  -             -
      Company contributions                                 19,979            951              5,488         5,551
      Benefits paid                                        (17,202)       (17,844)            (5,488)       (5,551)
                                                          --------       --------           --------      --------
      Plan assets at fair value at end of year            $204,626       $215,007           $      -      $      -
                                                          ========       ========           ========      ========
    Funded status of plan                                 $ 28,532       $ 48,990           $(50,767)     $(46,183)
    Unrecognized prior service cost                          1,891          3,191                  -             -
    Unrecognized net actuarial (gain)/loss                 (47,174)       (65,632)             2,517          (297)
                                                          --------       --------           --------      --------
    Net accrued benefit cost                              $(16,751)      $(13,451)          $(48,250)     $(46,480)
                                                          ========       ========           ========      ========
    WEIGHTED AVERAGE ASSUMPTIONS:
      Discount rate                                           7.50%          8.25%              7.50%         8.25%
      Rate of increase in compensation levels                 3.00%          3.00%                 -             -
      Expected long-term rate of return on                    9.25%          9.25%                 -             -
      assets

    The components of the net periodic benefit costs for the years ended December 31, 1997, 1998 and 1999, respectively, are:

                                                  Pension Benefits           Postretirement Benefits
                                            ----------------------------    ------------------------
                                             1997      1998      1999        1997     1998     1999
                                            --------  --------  --------    -------  -------  ------
    Service cost-benefit earned during
      the period                            $ 1,426   $ 1,203   $ 1,318     $  343     $357     $361
    Interest cost on projected benefit
      obligation                             14,070    13,781    13,310      3,619    3,984    3,612
    Actual return on plan assets            (35,145)  (18,531)  (27,274)         -        -        -
    Net amortization and deferral            21,660     3,575    10,295        (77)     (28)    (192)
                                            -------   -------   -------     ------   ------   ------
            Net periodic benefit cost
             (income)                       $ 2,011   $    28   $(2,351)    $3,885   $4,313   $3,781
                                            =======   =======   =======     ======   ======   ======

    Assumptions used in the determination of net periodic benefit costs for these years are:

                                                1997        1998        1999
                                              --------    --------    --------

    Discount rate                               8.25%       7.75%       7.50%
    Rate of increase in compensation
      levels                                    2.00%       2.00%       3.00%
    Expected long-term rate of return
      on assets                                 9.25%       9.25%       9.25%

    Certain employees are covered by union-sponsored, collectively bargained, multi-employer pension plans.

    The actuarial calculation of the Company's minimum funding pension payment due in 2000 for 1999 is $504. This amount is shown as a current liability on the balance sheet as of December 31, 1999.

    Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                              1%          1%
                                                           Increase    Decrease
                                                           --------    --------

    Effect on total of service and interest cost             $219        $(100)
      components

    Effect on postretirement healthcare benefit            $1,821      $(1,155)
    obligation

    During 1999, the Company offered certain employees a one-time early-retirement program that resulted in additional pension expense of $2,097. The impact of the additional liability is included in the amendments in the benefit obligation reconciliation.

(9)  Officers' Deferred Compensation Plan-

     Certain officers have deferred compensation agreements which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the Rabbi Trust, of $1,409 and $1,745 as of December 31, 1998 and 1999, respectively, has been recorded under these agreements as actuarially determined. The expense was $165, $135 and $114 in 1997, 1998 and 1999, respectively.

     The Company established a Rabbi Trust in July of 1998 to fund a portion of this plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

(10) Profit Sharing-

     The Company has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on pretax income and is payable no later than February 15th of the subsequent year. The expense was $2,629, $2,720 and $958 in 1997, 1998 and 1999, respectively.

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

     In December 1998, one of the Company's primary presses suffered a major breakdown and was not operational for several months. The Company filed claims with its insurance company for all repair and business interruption costs. As of December 31, 1999, all reimbursable costs have been recovered through the Company's policy.

(12) Earnings Per Share-

     Basic earnings per share of common stock are computed by dividing net income by the weighed average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net income by the average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

     The following shares were used to calculate basic and diluted earnings per share:

                                                         December 31,
                                              ----------------------------------
                                                 1997        1998        1999
                                              ----------  ----------  ----------

     Average basic common shares               5,208,251  12,155,484  13,715,555
       outstanding

     Incremental shares applicable to          7,261,567   1,670,649     797,706
      common stock options and warrants       ----------  ----------  ----------

     Average diluted common shares            12,469,818  13,826,133  14,513,261
       outstanding                            ==========  ==========  ==========

     The shares outstanding used to compute diluted earnings per share for 1999 excluded outstanding options to purchase 889,688 shares of common stock at a weighted average exercise price of $9.25. The options were excluded because their exercise prices were greater than the average market price of the common shares during the year and their inclusion in the computation would have been antidilutive.

(13) Acquisitions-

     On June 16, 1997, the Company completed the purchase of certain assets and assumption of certain liabilities of Stowe Machine Co., Inc. ("Stowe"). The purchase price was composed of approximately $8,500 in cash and a note payable of $1,000.

     The Stowe acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of June 16, 1997. The Company's consolidated statements of operations do not include the revenues and expenses of Stowe prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $870 will be amortized on a straight-line basis over 20 years.

     On February 16, 1999, the Company completed the purchase of certain assets and assumption of certain liabilities of Adco Manufacturing, Incorporated ("Adco"). The purchase price was approximately $10,850 in cash, plus a working capital adjustment of approximately $750.

     The Adco acquisition has been accounted for using the purchase method of accounting. Accordingly, the net assets are included in the Company's consolidated balance sheet as of December 31, 1999 based upon their fair values at the acquisition date of February 16, 1999. The Company's consolidated statements of operations do not include the revenues and expenses of Adco prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $6,220 will be amortized on a straight-line basis over 20 years.

(14) Subsequent Events-

     On January 14, 2000, the Company acquired all of the membership interest of Wyman-Gordon Titanium Castings, LLC for a purchase price of $26,600 in cash. The acquired business was renamed Pacific Cast Technologies, Inc. and is located in Albany, Oregon. The acquisition was financed through the use of the senior credit facility.

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

                                                    Quarters Ended
                                    --------------------------------------------
     1998                           March 31  June 30  September 30  December 31
     --------------------------     --------  -------  ------------  -----------

     Net sales                      $61,671   $60,779     $53,368      $50,949

     Gross profit                     9,714    10,248       6,719        5,961

     Operating income                 7,657     8,078       4,745        4,077

     Net income                       6,268     7,172       4,270        3,662

     Basic earnings per share          0.94     0.51         0.30         0.26
     Diluted earning per share         0.73     0.46         0.27         0.24

                                                    Quarters Ended
                                    --------------------------------------------
     1999                           March 31  June 30  September 30  December 31
     -------------------------      --------  -------  ------------  -----------

     Net sales                      $42,756   $44,771     $41,803      $40,911

     Gross profit                     3,438     5,015       5,044        5,679

     Operating income                 1,781     3,093       3,175        3,941

     Net income                       1,469     2,528       2,488        3,218

     Basic earnings per share          0.11      0.18        0.18         0.24
     Diluted earning per share         0.10      0.18        0.17         0.23

(16) Valuation and Qualifying Accounts-

                                                              Provision      Payments
                                               Balance at     Charged to       and         Balance at
                                              Beginning of    Profit and     Accounts        End of
                                                  Year           Loss       Written Off       Year
                                              ------------    ----------    -----------    ----------
     Year ended December 31, 1997
       Allowance for doubtful accounts            $300            $ 9           $ 9           $300
                                                 ======          =====         =====         ======

     Year ended December 31, 1998
       Allowance for doubtful accounts            $300            $ 2            $2           $300
                                                 ======          =====         =====         ======

     Year ended December 31, 1999
       Allowance for doubtful accounts            $300            $(3)          $(3)          $300
                                                 ======          =====         =====         ======

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LADISH CO., INC.



                                           By:  /s/  WAYNE E. LARSEN
                                              ----------------------------------
                                                Wayne E. Larsen
                                                Vice President Law/Finance &
February 18, 2000                               Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                         Date

 /s/ KERRY L. WOODY          President and Chief Executive     February 18, 2000
-------------------------    Officer (Principal Executive      -----------------
 Kerry L. Woody              Officer), Director

 /s/ WAYNE E. LARSEN         Vice President Law/Finance &      February 18, 2000
-------------------------    Secretary (Principal Financial    -----------------
 Wayne E. Larsen             and Accounting Officer),
                             Director

 /s/ LAWRENCE W. BIANCHI     Director                          February 18, 2000
-------------------------                                      -----------------
 Lawrence W. Bianchi

 /s/ CHARLES W. FINKL        Director                          February 18, 2000
-------------------------                                      -----------------
 Charles W. Finkl

 /s/ ROBERT W. SULLIVAN      Director                          February 17, 2000
-------------------------                                      -----------------
 Robert W. Sullivan

                                INDEX TO EXHIBITS


Exhibit                                                                    Page
Numbers    Description                                                    Number
-------    -----------                                                    ------
 3 (a) Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.

 3 (b)     The Ladish Co., Inc. By-Laws filed with Form S-1 as
           Exhibit 3.2 on December 23, 1997 are incorporated by reference.

10 (a) Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit 10.4 on December 23, 1997 is incorporated by reference.

10 (b)     Form of Employment Agreement between Ladish Co., Inc.
           and certain of its executive officers filed with Form
           S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.

10 (c)     Credit Agreement dated February 15, 1999 among Ladish Co.,      X-2
           Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties thereto.

10 (d) Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

21         List of Subsidiaries of the Company.                            X-56

23         Consent of Independent Public Accountants.                      X-

27         Financial Data Schedule.                                        X-

99 Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year and, upon such filing, incorporated herein by reference).