Form 10-Q
period 2000-03-31
LADISH CO INC
filed 2000-05-01
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      March 31, 2000
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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__    No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at March 31, 2000
-----------------------------             ---------------------------------
Common Stock, $0.01 Par Value                         13,401,134

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                         For the Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
Net sales     .........................................$    54,852   $   42,756

Cost of sales ..........................................    46,249       39,318
                                                        ----------   ----------

         Gross income on sales..........................     8,603        3,438

Selling, general and administrative expenses............     2,228        1,657
                                                        ----------   ----------

         Income from operations.........................     6,375        1,781

Other income (expense):
     Interest expense...................................     ( 444)       ( 161)
     Other, net.........................................        36          109
                                                        ----------   ----------

         Income before provision for income taxes.......     5,967        1,729

Provision for income taxes..............................     1,074          260
                                                        ----------   ----------

         Net income....................................$     4,893   $    1,469
                                                        ==========   ==========


Basic earnings per share...............................$      0.36   $     0.11

Diluted earnings per share.............................$      0.35   $     0.10

Basic weighted average shares outstanding...............13,464,804   13,871,887

Diluted weighted average shares outstanding.............14,015,573   15,208,660

                                                                                                       Page 4 of 11

                                                  LADISH CO., INC.
                                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands, Except Share and Per Share Data)

                                                                                   March 31,         December 31,
         Assets                                                                      2000               1999
         ------                                                                  ------------        -----------
Current assets:
     Cash and cash equivalents...................................................$      7,111        $     1,008
     Accounts receivable, less allowance of $340 and $300, respectively..........      33,247             25,222
     Inventories.................................................................      51,274             42,427
     Prepaid expenses and other current assets...................................         361                238
                                                                                 ------------        -----------
         Total current assets....................................................      91,993             68,895
                                                                                 ------------        -----------
Property, plant and equipment:
     Land and improvements.......................................................       5,722              3,855
     Buildings and improvements..................................................      16,712             15,912
     Machinery and equipment.....................................................     126,525            120,526
     Construction in progress....................................................       9,705              5,562
                                                                                 ------------        -----------
                                                                                      158,664            145,855
     Less - accumulated depreciation.............................................    ( 66,187)          ( 62,648)
                                                                                 ------------        -----------
         Net property, plant and equipment.......................................      92,477             83,207

Other assets  ...................................................................      18,030              7,481
                                                                                 ------------        -----------

         Total assets............................................................$    202,500        $   159,583
                                                                                 ============        ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
     Senior debt.................................................................$     26,600        $         0
     Accounts payable............................................................      25,115             12,548
     Accrued liabilities:
         Pensions................................................................         505                504
         Postretirement benefits.................................................       5,551              5,551
         Wages and salaries......................................................       4,512              3,107
         Taxes, other than income taxes..........................................         323                227
         Interest................................................................          90                 54
         Profit sharing..........................................................         371                958
         Paid progress billings..................................................       4,504              5,556
         Other...................................................................       2,832              1,383
                                                                                 ------------        -----------
              Total current liabilities..........................................      70,403             29,888
Long term liabilities:
     Senior debt, less current portion...........................................           0                  0
     Pensions ...................................................................      12,843             14,692
     Postretirement benefits.....................................................      40,278             40,929
     Other noncurrent liabilities................................................         606                607
                                                                                 ------------        -----------
              Total liabilities..................................................     124,130             86,116
                                                                                 ------------        -----------

Stockholders' equity:
     Common stock - authorized 100,000,000, issued and outstanding 14,318,406
       shares of $.01 par value as of March 31, 2000 and December 31, 1999.......         143                143
     Additional paid-in capital..................................................      81,272             80,293
     Accumulated (deficit) retained earnings.....................................       3,134            ( 1,759)
     Treasury stock, 917,272 shares and 770,672 shares of common stock
       at cost as of March 31, 2000 and December 31, 1999, respectively..........     ( 6,179)           ( 5,210)
                                                                                 ------------        -----------
              Total stockholders' equity.........................................      78,370             73,467
                                                                                 ------------        -----------

              Total liabilities and stockholders' equity.........................$    202,500        $   159,583
                                                                                 ============        ===========



                                                  LADISH CO., INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in Thousands)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                 -------------------------------
                                                                                      2000               1999
                                                                                 ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income..................................................................$      4,893        $     1,469
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation............................................................       3,538              2,952
         Amortization............................................................         208                 76
         Reduction in valuation allowance........................................       1,007                223


     Change in assets and liabilities:
         Accounts receivable.....................................................     ( 4,431)             7,371
         Inventories.............................................................     ( 3,642)           ( 3,134)
         Other assets............................................................       ( 226)             ( 287)
         Accounts payable and accrued liabilities................................      10,785            ( 3,383)
         Other liabilities.......................................................     ( 2,501)           ( 1,591)
                                                                                 ------------        -----------

              Net cash provided from operating activities........................       9,631              3,696
                                                                                 ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment..................................     ( 2,531)           ( 3,453)
     Proceeds from sale of property, plant and equipment.........................          --                ( 1)
     Acquisition of business.....................................................    ( 26,600)          ( 11,367)
                                                                                 ------------        -----------

              Net cash used for investing activities.............................    ( 29,131)          ( 14,821)
                                                                                 ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from senior debt...................................................      26,600              7,380
     Repurchase of common stock..................................................       ( 969)             ( 437)
     Retirement of warrants......................................................        ( 28)                --
     Exercise of warrants........................................................          --                210
                                                                                 ------------        -----------

              Net cash provided from (used for) financing activities.............      25,603              7,153
                                                                                 ------------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................       6,103            ( 3,972)
CASH AND CASH EQUIVALENTS, beginning of period...................................       1,008              5,517
                                                                                 ------------        -----------

CASH AND CASH EQUIVALENTS, end of period.........................................$      7,111        $     1,545
                                                                                 ============        ===========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)  Basis of Presentation
     ---------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2000 and December 31, 1999 and its results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In conjunction with its Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories
     -----------

Inventories consisted of:

                                                   March 31,       December 31,
                                                     2000             1999
                                                   ---------        ---------
     Raw material and supplies                     $  16,520        $  15,214
     Work-in-process and finished goods               37,063           29,501
     Less progress payments                          ( 2,309)         ( 2,288)
                                                   ---------        ---------

           Total inventories                       $  51,274        $  42,427
                                                   =========        =========

(3)  Interest and Income Tax Payments
     --------------------------------
                                                      For the Three Months
                                                         Ended March 31,
                                                   --------------------------
                                                     2000             1999
                                                   ---------        ---------
     Interest                                      $     402        $     182
     Income taxes                                        121              204

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

(6)  Earnings Per Share
     ------------------

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

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

RESULTS OF OPERATIONS
---------------------

First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------

Net sales for the three months ended March 31, 2000 were $54.85 million compared to $42.76 for the same period in 1999. The 28% increase in sales for the first quarter of 2000 was primarily attributed to an improvement in the jet engine market and the Company's acquisition of Pacific Cast Technologies, Inc. ("PCT"). See "Other Information.". The Company did benefit in the first quarter of 2000 due to reduced costs associated with manpower reductions and product mix. Gross profit increased to 15.7% of sales in contrast to 8.0% of sales in the first quarter of 1999 as a result of improved absorption of fixed costs by the increased level of sales and the reduction in cost of goods due to the labor dispute.

During the first quarter of 2000 the Company experienced a labor stoppage by the largest union at the Company's Cudahy, Wisconsin facility. During the strike, the Company continued to run operations and deliver products through the efforts of the salaried personnel and other organized employees of Ladish. The strike also had the effect of significantly reducing the Company's operating expenses during the first quarter of 2000 and thereby positively contributed to the earnings of the Company during this period. The strike was resolved in the month of April 2000 and will have a lesser effect on second quarter results.

Selling, general and administrative expenses, as a percentage of sales, were 4.1% for the first quarter of 2000 compared to 3.9% for the same period in 1999. The increase in SG&A expenses for the period was largely attributable to the PCT acquisition.

Interest expense for the period was $0.444 million in contrast to $0.161 million in 1999. The increase in interest expense was due to higher loan balances of senior debt resulting from the PCT purchase. As of March 31, 2000, the Company's senior debt had an interest rate equal to the LIBOR rate plus 0.75% per annum (reduced from commercial paper plus 1.0% per annum as of March 31, 1999).

The $1.07  million  provision  for taxes  for 2000 and  $0.26  million  for 1999 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

Liquidity and Capital Resources
-------------------------------

As of July 1, 1999, the Company entered into a new credit facility (the "Facility") with a syndicate of lenders. The Facility provides for borrowings of up to $100 million subject to certain limitations. Borrowings under the Facility are unsecured and will initially be structured as revolving loans with the option of conversion into term loans. Borrowings under the Facility bear interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the Facility were used to terminate the prior credit agreement on July 1, 1999. At March 31, 2000, approximately $36.1 million was available and undrawn under the Facility. The balance of the borrowings under the Facility as of March 31, 2000 was $26.6 million.

On April 14, 2000 the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility is comprised of a $24 million term facility with a three-year maturity and a $76 million revolving loan facility. The term facility bears interest at a rate of LIBOR plus 1.25% and the revolving loan facility bears interest at a rate of LIBOR plus 0.80%.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 152,261 shares, or share equivalents, of its common stock during the first quarter of 2000. As of March 31, 2000, the Company has repurchased 1,677,362 shares, or share equivalents, of its common stock under the Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

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

Item 5.  Other Information
--------------------------

On January 14, 2000 the Company acquired substantially all of the assets and a portion of the liabilities of the business formerly known as Wyman-Gordon Titanium Castings, LLC for a purchase price of approximately $26.6 million, subject to adjustment for change of asset value. The business, which will operate independently as a wholly-owned subsidiary of the Company, is located in Albany, Oregon and has been renamed PCT. The principle focus of PCT's business is in the investment casting of titanium for jet engine and aerospace applications.

Item 6. Reports on Form 8-K
---------------------------

(a)  Exhibit 27. Financial Data Schedule.

(b) The Company filed a report on Form 8-K on March 1, 2000 with the Commission disclosing the labor stoppage in Wisconsin; it was the only report on Form 8-K filed during the period covered by this report.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LADISH CO., INC.



Date:  April 28, 2000                   By: /s/  WAYNE E. LARSEN
     -----------------                     -----------------------------------
                                                 Wayne E. Larsen
                                             Vice President Law/Finance
                                                    & Secretary