Form 10-Q
period 2000-06-30
LADISH CO INC
filed 2000-07-25
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      June 30, 2000
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

                               Yes __X__    No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at June 30, 2000
-----------------------------             ---------------------------------
Common Stock, $0.01 Par Value                         12,896,868

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                               LADISH CO., INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands, Except Share and Per Share Data)

                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                       ---------------------------    --------------------------

                                                            2000           1999           2000            1999
                                                       -----------     -----------    -----------    -----------

Net sales     .........................................$    57,414     $   44,771     $   112,266    $    87,527

Cost of sales .........................................     49,041          39,756         95,290         79,074
                                                       -----------     -----------    -----------    -----------

         Gross income on sales.........................      8,373           5,015         16,976          8,453

Selling, general and administrative expenses...........      2,716           1,922          4,944          3,579
                                                       -----------     -----------    -----------    -----------

         Income from operations........................      5,657           3,093         12,032          4,874

Other income (expense):
     Interest expense..................................       (530)           (181)          (974)          (342)
     Other, net........................................         50              61             86            170
                                                       -----------     -----------    -----------    -----------

         Income before provision for income taxes......      5,177           2,973         11,144          4,702

Provision for income taxes.............................        932             445          2,006            705
                                                       -----------     -----------    -----------    -----------

         Net income....................................$     4,245     $     2,528    $     9,138    $     3,997
                                                       ===========     ===========    ===========    ===========



Basic earnings per share...............................$      0.33     $      0.18    $      0.69    $      0.29

Diluted earnings per share.............................$      0.31     $      0.18    $      0.66    $      0.27

Basic weighted average shares outstanding.............. 13,035,403      13,681,544     13,250,103     13,776,189

Diluted weighted average shares outstanding............ 13,675,514      14,401,338     13,845,543     14,804,473


                                               LADISH CO., INC.
                                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands, Except Share and Per Share Data)

                                                                                          June 30,        December 31,
         Assets                                                                           2000               1999
         ------                                                                        ------------        -----------
Current assets:
     Cash and cash equivalents.........................................................$        899        $     1,008
     Accounts receivable, less allowance of $340 and $300, respectively................      35,879             25,222
     Inventories.......................................................................      54,122             42,427
     Prepaid expenses and other current assets.........................................         528                238
                                                                                       ------------        -----------
         Total current assets..........................................................      91,428             68,895
                                                                                       ------------        -----------
Property, plant and equipment:
     Land and improvements.............................................................       5,784              3,855
     Buildings and improvements........................................................      17,040             15,912
     Machinery and equipment...........................................................     128,684            120,526
     Construction in progress..........................................................       9,523              5,562
                                                                                       ------------        -----------
                                                                                            161,031            145,855
     Less - accumulated depreciation...................................................     (69,820)           (62,648)
                                                                                       ------------        -----------
         Net property, plant and equipment.............................................      91,211             83,207

Other assets  ........................................................................       16,591              7,481
                                                                                       ------------        -----------

         Total assets..................................................................$    199,230        $   159,583
                                                                                       ============        ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
     Senior debt.......................................................................$      8,000        $         0
     Accounts payable..................................................................      25,446             12,548
     Accrued liabilities:
         Pensions......................................................................         481                504
         Postretirement benefits.......................................................       5,551              5,551
         Wages and salaries............................................................       5,037              3,107
         Taxes, other than income taxes................................................         212                227
         Interest......................................................................         248                 54
         Profit sharing................................................................       1,385                958
         Paid progress billings........................................................       5,043              5,556
         Other.........................................................................       2,829              1,383
                                                                                       ------------        -----------
              Total current liabilities................................................      54,232             29,888
Long term liabilities:
     Senior debt, less current portion.................................................      14,000                  0
     Pensions .........................................................................      11,014             14,692
     Postretirement benefits...........................................................      39,698             40,929
     Other noncurrent liabilities......................................................         605                607
                                                                                       ------------        -----------
              Total liabilities........................................................     119,549             86,116
                                                                                       ------------        -----------

Stockholders' equity:
     Common stock-authorized 100,000,000, issued and outstanding 14,318,406 shares
       of $.01 par value as of June 30, 2000 and December 31, 1999.....................         143                143
     Additional paid-in capital........................................................      82,152             80,293
     (Accumulated deficit) retained earnings...........................................       7,379             (1,759)
     Treasury stock, 1,421,538 shares and 770,672 shares of common stock
       at cost as of June 30, 2000 and December 31, 1999, respectively.................      (9,993)            (5,210)
                                                                                       ------------        -----------
              Total stockholders' equity...............................................      79,681             73,467
                                                                                       ------------        -----------

              Total liabilities and stockholders' equity...............................$    199,230        $   159,583
                                                                                       ============        ===========

                                                                   Page 5 of 11

                                               LADISH CO., INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in Thousands)
                                                                                              For the Six Months
                                                                                               Ended June 30,
                                                                                       -------------------------------
                                                                                           2000                1999
                                                                                       ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income........................................................................$      9,138        $     3,997
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation..................................................................       7,180              5,933
         Amortization..................................................................         404                189
         Reduction in valuation allowance..............................................       1,887                599


     Change in assets and liabilities:
         Accounts receivable...........................................................      (7,063)            11,766
         Inventories...................................................................      (6,490)            (3,271)
         Other assets..................................................................        (486)              (460)
         Accounts payable and accrued liabilities......................................      13,209             (4,224)
         Other liabilities.............................................................      (4,911)            (3,310)
                                                                                       ------------        -----------

              Net cash provided from operating activities..............................      12,868             11,219
                                                                                       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment........................................      (4,917)            (4,635)
     Proceeds from sale of property, plant and equipment...............................           1                 10
     Acquisition of business...........................................................     (25,250)           (11,533)
                                                                                       ------------        -----------

              Net cash used for investing activities...................................     (30,166)           (16,158)
                                                                                       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from senior debt.........................................................      22,000              5,882
     Repurchase of common stock........................................................      (4,783)            (2,363)
     Retirement of warrants............................................................         (28)            (3,253)
     Exercise of warrants..............................................................           0                210
                                                                                       ------------        -----------

              Net cash provided from financing activities..............................      17,189                476
                                                                                       ------------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................        (109)            (4,463)
CASH AND CASH EQUIVALENTS, beginning of period.........................................       1,008              5,517
                                                                                       ------------        -----------

CASH AND CASH EQUIVALENTS, end of period...............................................$        899        $     1,054
                                                                                       ============        ===========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)  Basis of Presentation
     ---------------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2000 and December 31, 1999 and its results of operations and cash flows for the six months ended June 30, 2000 and June 30, 1999. All adjustments are of a normal recurring nature.

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

The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories
     -----------

Inventories consisted of:

                                                      June 30,      December 31,
                                                        2000           1999
                                                     ---------      -----------

         Raw material and supplies                   $  17,454       $  15,214
         Work-in-process and finished goods             39,031          29,501
         Less progress payments                         (2,363)         (2,288)
                                                     ---------       ----------

               Total inventories                     $  54,122       $  42,427
                                                     =========       =========


(3)  Interest and Income Tax Payments
     --------------------------------
                                                         For the Six Months
                                                           Ended June 30,
                                                         2000           1999
                                                     ---------        ---------
         Interest                                       $ 785          $ 337
         Income taxes                                     259            356

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

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

RESULTS OF OPERATIONS
---------------------

Second Quarter 2000 Compared to Second Quarter 1999
---------------------------------------------------

Net sales for the three months ended June 30, 2000 were $57.41 million compared to $44.77 for the same period in 1999. The 28% increase in sales for the second quarter of 2000 was primarily attributed to an improvement in the jet engine market and the Company's acquisition of Pacific Cast Technologies, Inc. ("PCT"). See "Other Information". Gross profit increased to 14.6% of sales in contrast to 11.2% of sales in the second quarter of 1999 as a result of improved absorption of fixed costs by the increased level of sales. Energy cost increases in the second quarter of 2000 had a negative impact on gross profits.

Selling, general and administrative expenses, as a percentage of sales, were 4.7% for the second quarter of 2000 compared to 4.3% for the same period in 1999. The increase in SG&A expenses for the period was largely attributable to increased foreign sales and the PCT operations.

Interest expense for the period was $0.530 million in contrast to $0.181 million in 1999. The increase in interest expense was due to higher loan balances of senior debt resulting from the PCT purchase and stock buyback program. During the second quarter of 2000, the Company's senior debt had an interest rate equal to the LIBOR rate plus 0.80% per annum (reduced from commercial paper plus 1.0% per annum as of June 30, 1999).

The $0.93 million provision for income taxes for 2000 and $0.445 million for 1999 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

Net income for the second quarter of 2000 was $4.2 million, a 68% improvement over the same period in 1999. The increase in profitability was due to incremental sales growth partially offset by higher than anticipated energy costs.

Six Months 2000 Compared to Six Months 1999
-------------------------------------------

During the first six months of 2000, the Company had net sales of $112.27 million. This represents a 28% increase in sales over the same period in 1999 due to an increase in the jet engine market and the PCT acquisition. Gross profit at the Company improved to 15.1% of sales in 2000 in comparison to 9.7% of sales during the first half of 1999.

In the first half of 2000, selling, general and administrative expenses increased to 4.4% of sales in comparison to 4.1% of sales for the equivalent period in 1999.

Interest expense through the first half of 2000 was $0.974 million in contrast to $0.342 million in 1999. This increase in interest expense was directly attributable to an increase in borrowings to fund the PCT acquisition and the stock buyback program along with higher interest rates during 2000.

As indicated above in the discussion of the second quarter, the $2.0 million tax provision for the first six months of 2000, compared to $0.7 million for the same period in 1999, represents the largely non-cash accounting charges associated with the use of pre-restructuring NOLs.

The first half of 2000 yielded a net income of $9.1 million in contrast to $4.0 million in 1999. This 128% improvement is a reflection of an improved aerospace market, a strategic acquisition and operating leverage, partially offset by higher implied tax rates.

Liquidity and Capital Resources
-------------------------------

As of July 1, 1999, the Company entered into a new credit facility (the "Facility") with a syndicate of lenders. The Facility provides for borrowings of up to $100 million subject to certain limitations. Borrowings under the Facility are unsecured and were initially structured as revolving loans with the option of conversion into term loans. Borrowings under the Facility bear interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the Facility were used to terminate the prior credit agreement on July 1, 1999.

On April 14, 2000 the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility is comprised of a $24 million term facility with a three-year maturity and a $76 million revolving loan facility. The term facility bears interest at a rate of LIBOR plus 1.25% and the revolving loan facility bears interest at a rate of LIBOR plus 0.80%. At June 30, 2000, approximately $45 million was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of June 30, 2000 was $22.0 million.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 504,266 shares, or share equivalents, of its common stock during the second quarter of 2000. As of June 30, 2000, the Company has repurchased 2,181,628 shares, or share equivalents, of its common stock under the Program.

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


PART II - OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On April 4, 2000, at the annual meeting of the stockholders of the Company, the stockholders were asked to vote on the election of a new board of directors for the next year or until their successors are elected. The result of said voting is as follows:

          Individual                           For             Withheld
          ----------                       ----------          --------
          Lawrence W. Bianchi              11,782,283          431,871
          Charles W. Finkl                 11,782,616          431,538
          Wayne E. Larsen                  11,773,216          440,938
          Robert W. Sullivan               11,781,533          432,621
          Kerry L. Woody                   11,772,716          441,438

In addition, the stockholders were asked to vote on allocating new shares of common stock to the Company's 1996 Long-Term Incentive Plan. This proposal was defeated by a vote of 7,311,842 to 4,548,071.

No other matters were submitted to a vote of the stockholders during the period covered by this report.

Item 5. Other Information
-------------------------

On January 14, 2000, the Company acquired substantially all of the assets and a portion of the liabilities of the business formerly known as Wyman-Gordon Titanium Castings, LLC in a transaction valued at approximately $25 million. The business, which will operate independently as a wholly-owned subsidiary of the Company, is located in Albany, Oregon and has been renamed PCT. The principle focus of PCT's business is in the investment casting of titanium for jet engine and aerospace applications.

Item 6. Reports on Form 8-K
---------------------------

(a)  Exhibit 27. Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LADISH CO., INC.


Date:     July 25, 2000                  By: /s/  WAYNE E. LARSEN
          -----------------                  -----------------------------------
                                                  Wayne E. Larsen
                                             Vice President Law/Finance
                                                     & Secretary