Form 10-Q
period 2000-09-30
LADISH CO INC
filed 2000-10-24
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended     September 30, 2000
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

                               Yes __X__    No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at September 30, 2000
-----------------------------                ---------------------------------
Common Stock, $0.01 Par Value                            12,888,368

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                               LADISH CO., INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands, Except Share and Per Share Data)

                                                           For the Three Months          For the Six Months
                                                           Ended September 30,           Ended September 30,
                                                       ---------------------------    --------------------------

                                                            2000           1999           2000            1999
                                                       -----------     -----------    -----------    -----------
Net sales     .........................................$    58,399     $    41,803    $   170,665    $   129,330

Cost of sales .........................................     49,763          36,759        145,053        115,833
                                                       -----------     -----------    -----------    -----------

         Gross income on sales.........................      8,636           5,044         25,612         13,497

Selling, general and administrative expenses...........      3,538           1,869          8,482          5,448
                                                       -----------     -----------   ------------    -----------

         Income from operations........................      5,098           3,175         17,130          8,049

Other income (expense):
     Interest expense..................................       (512)           (317)        (1,486)          (659)
     Other, net........................................          5              69             91            239
                                                       -----------     -----------    -----------    -----------

         Income before provision for income taxes......      4,591           2,927         15,735          7,629

Provision for income taxes.............................        826             439          2,832          1,144
                                                       -----------     -----------    -----------    -----------

         Net income....................................$     3,765     $     2,488    $    12,903    $     6,485
                                                       ===========     ===========    ===========    ===========




Basic earnings per share...............................$      0.29     $      0.18    $      0.98    $      0.47

Diluted earnings per share.............................$      0.28     $      0.17    $      0.94    $      0.44

Basic weighted average shares outstanding.............. 12,889,319      13,700,041     13,128,964     13,750,528

Diluted weighted average shares outstanding............ 13,647,165      14,271,807     13,778,539     14,626,639

                                               LADISH CO., INC.
                                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands, Except Share and Per Share Data)
                                                                                       September 30,      December 31,
         Assets                                                                           2000               1999
         ------                                                                        ------------       ------------
Current assets:
     Cash and cash equivalents.........................................................$      1,632       $      1,008
     Accounts receivable, less allowance of $340 and $300, respectively................      37,968             25,222
     Inventories.......................................................................      55,994             42,427
     Prepaid expenses and other current assets.........................................         294                238
                                                                                       ------------       ------------
         Total current assets..........................................................      95,888             68,895
                                                                                       ------------       ------------
Property, plant and equipment:
     Land and improvements.............................................................       5,800              3,855
     Buildings and improvements........................................................      17,207             15,912
     Machinery and equipment...........................................................     129,721            120,526
     Construction in progress..........................................................      12,431              5,562
                                                                                       ------------       ------------
                                                                                            165,159            145,855
     Less - accumulated depreciation...................................................     (73,181)           (62,648)
                                                                                       ------------       ------------
         Net property, plant and equipment.............................................      91,978             83,207

Other assets  .........................................................................      16,405              7,481
                                                                                       ------------       ------------

         Total assets..................................................................$    204,271          $ 159,583
                                                                                       ============       ============

         Liabilities and Stockholders' Equity
Current liabilities:
     Senior debt.......................................................................$      8,000       $          0
     Accounts payable..................................................................      29,907             12,548
     Accrued liabilities:
         Pensions......................................................................         441                504
         Postretirement benefits.......................................................       5,551              5,551
         Wages and salaries............................................................       5,140              3,107
         Taxes, other than income taxes................................................         222                227
         Interest......................................................................         306                 54
         Profit sharing................................................................       1,213                958
         Paid progress billings........................................................       4,869              5,556
         Other.........................................................................       2,910              1,383
                                                                                       ------------       ------------
              Total current liabilities................................................      58,559             29,888
Long term liabilities:
     Senior debt, less current portion.................................................      12,000                  0
     Pensions .........................................................................       9,203             14,692
     Postretirement benefits...........................................................      39,107             40,929
     Other noncurrent liabilities......................................................         605                607
                                                                                       ------------       ------------
              Total liabilities........................................................     119,474             86,116
                                                                                       ------------       ------------
Stockholders' equity:
     Common stock - authorized 100,000,000, issued and outstanding 14,319,906 and 14,318,406 shares of $.01 par value as of September 30, 2000 and
       December 31, 1999, respectively                                                          143                143
     Additional paid-in capital........................................................      83,596             80,293
     (Accumulated deficit) retained earnings...........................................      11,144             (1,759)
     Treasury stock, 1,431,538 shares and 770,672 shares of common stock
       at cost as of September 30, 2000 and December 31, 1999, respectively............     (10,086)            (5,210)
                                                                                       ------------       ------------
              Total stockholders' equity...............................................      84,797             73,467
                                                                                       ------------       ------------

              Total liabilities and stockholders' equity...............................$    204,271       $    159,583
                                                                                       ============       ============

                                                                    Page 5 of 11

                                                 LADISH CO., INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)
                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                       -------------------------------
                                                                                           2000                1999
                                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income........................................................................$     12,903       $      6,485
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation..................................................................      10,554              8,915
         Amortization..................................................................         618                395
         Reduction in valuation allowance..............................................       2,635                990
         Non-cash compensation expense.................................................         810                  0
         Other.........................................................................          12                 (3)

     Change in assets and liabilities:
         Accounts receivable...........................................................      (9,153)             6,754
         Inventories...................................................................      (8,362)            (3,292)
         Other assets.................................................................         (272)              (447)
         Accounts payable and accrued liabilities......................................      17,533             (5,449)
         Other liabilities.............................................................      (7,313)            (3,162)
                                                                                       ------------       ------------

              Net cash provided from operating activities..............................      19,965             11,186
                                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment........................................      (9,127)            (5,878)
     Proceeds from sale of property, plant and equipment...............................          54                 13
     Acquisition of business...........................................................     (25,250)           (11,533)
     IPO funds from escrow.............................................................           -              3,650
                                                                                       ------------       ------------

              Net cash used for investing activities...................................     (34,323)           (13,748)
                                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from senior debt.........................................................      20,000              3,500
     Repurchase of common stock........................................................      (5,002)            (2,565)
     Retirement of warrants............................................................         (28)            (3,253)
     Exercise of warrants..............................................................           0                210
     Issuance of common stock..........................................................          12                 12
                                                                                       ------------       ------------

              Net cash provided from financing activities..............................      14,982             (2,096)
                                                                                       ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................         624             (4,658)
CASH AND CASH EQUIVALENTS, beginning of period.........................................       1,008              5,517
                                                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, end of period...............................................$      1,632       $        859
                                                                                       ============       ============

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)  Basis of Presentation
     ---------------------

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2000 and December 31, 1999 and its results of operations and cash flows for the nine months ended September 30, 2000 and September 30, 1999. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In conjunction with its Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997.

The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories
     -----------

Inventories consisted of:

                                               September 30,       December 31,
                                                   2000                1999
                                               -------------       ------------
     Raw material and supplies                    $   17,947          $  15,214
     Work-in-process and finished goods               41,021             29,501
     Less progress payments                           (2,974)            (2,288)
                                                  ----------          ---------

           Total inventories                      $   55,994          $  42,427
                                                  ==========          =========

(3)  Interest and Income Tax Payments
     --------------------------------
                                                       For the Nine Months
                                                       Ended September 30,
                                                  ---------------------------
                                                    2000                1999
                                                  --------            -------
     Interest                                      $1,232              $ 641
     Income taxes                                     433                373

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

                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position

RESULTS OF OPERATIONS
---------------------

Third Quarter 2000 Compared to Third Quarter 1999
-------------------------------------------------

Net sales for the three months ended September 30, 2000 were $58.4 million compared to $41.8 for the same period in 1999. The 40% increase in sales for the third quarter of 2000 was primarily attributed to an improvement in the jet engine market and the Company's acquisition of Pacific Cast Technologies, Inc. ("PCT"). See "Other Information". Gross profit increased to 14.8% of sales in contrast to 12.1% of sales in the third quarter of 1999 as a result of improved absorption of fixed costs by the increased level of sales. Energy cost increases in the third quarter of 2000 had a negative impact on gross profits.

Selling, general and administrative expenses, as a percentage of sales, were 6.1% for the third quarter of 2000 compared to 4.5% for the same period in 1999. The increase in SG&A expenses for the period was partially attributable to increased foreign sales and the PCT operations. However, the most significant impact on SG&A was the Company's recognition of approximately $0.8 million in non-cash expenses due to the effective date of FIN 44 on stock option programs. Under the provisions of this interpretation, repriced options are accounted for under variable accounting, which records compensation expense or benefit for increases or decreases in the market value of the Company's common stock until the options are exercised, forfeited or expire.

Interest expense for the period was $0.512 million in contrast to $0.317 million in 1999. The increase in interest expense was due to higher loan balances of senior debt resulting from the PCT purchase and stock buyback program. During the third quarter of 2000, the Company's senior debt had an interest rate equal to the LIBOR rate plus 0.80% per annum (reduced from commercial paper plus 1.0% per annum as of September 30, 1999).

The $0.83 million provision for income taxes for 2000 and $0.44 million for 1999 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

Net income for the third quarter of 2000 after increased energy costs and non-cash compensation expense was $3.8 million, a 51% improvement over the same period in 1999. The increase in profitability was due to incremental sales growth partially offset by the aforementioned energy costs and non-cash compensation expense.

Nine Months 2000 Compared to Nine Months 1999
---------------------------------------------

During the first nine months of 2000, the Company had net sales of $170.67 million. This represents a 32% increase in sales over the same period in 1999 due to an increase in the jet engine market and the PCT acquisition. Gross profit at the Company improved to 15% of sales in 2000 in comparison to 10.4% of sales during the first three quarters of 1999.

Through September 30, 2000, selling, general and administrative expenses increased to 5.0% of sales in comparison to 4.2% of sales for the equivalent period in 1999. As indicated above, the increase in SG&A was largely attributed to the impact of FIN 44 and the recognition of additional expense.

Interest expense through the first three quarters of 2000 was $1.49 million in contrast to $0.66 million in 1999. This increase in interest expense was directly attributable to an increase in borrowings to fund the PCT acquisition and the stock buyback program along with higher interest rates during 2000.

As indicated above in the discussion of the third quarter, the $2.8 million tax provision for the first nine months of 2000, compared to $1.1 million for the same period in 1999, represents the largely non-cash accounting charges associated with the use of pre-restructuring NOLs.

The first three quarters of 2000 yielded a net income of $12.9 million in contrast to $6.5 million in 1999. This 99% improvement is a reflection of an improved aerospace market, a strategic acquisition and operating leverage, partially offset by higher implied tax rates and increases to SG&A for non-cash compensation expense.

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

On April 14, 2000 the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility is comprised of a $24 million term facility with a three-year maturity and a $76 million revolving loan facility. The term facility bears interest at a rate of LIBOR plus 1.25% and the revolving loan facility bears interest at a rate of LIBOR plus 0.80%. At September 30, 2000, approximately $50 million was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of September 30, 2000 was $20.0 million.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 35,000 shares, or share equivalents, of its common stock during the third quarter of 2000. As of September 30, 2000, the Company has repurchased 2,216,628 shares, or share equivalents, of its common stock under the Program.

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

No matters were submitted to a vote of the stockholders during the period covered by this report.

Item 5.  Other Information
--------------------------

On January 14, 2000, the Company acquired substantially all of the assets and a portion of the liabilities of the business formerly known as Wyman-Gordon Titanium Castings, LLC in a transaction valued at approximately $25 million. The business, which will operate independently as a wholly-owned subsidiary of the Company, is located in Albany, Oregon and has been renamed PCT. The principal focus of PCT's business is in the investment casting of titanium for jet engine and aerospace applications.

Item 6.   Reports on Form 8-K
-----------------------------

(a)  Exhibit 27.  Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LADISH CO., INC.




Date:   October 23, 2000               By: /s/ WAYNE E. LARSEN
                                          -------------------------------------
                                               Wayne E. Larsen
                                           Vice President Law/Finance
                                                  & Secretary