Form 10KSB40
period 2000-12-31
LADISH CO INC
filed 2001-02-23
CIK 814250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    Form 10-K
                            -------------------------

(Mark One)
  -----
    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2000
                                       OR
  -----
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                          SECURITIES EXCHANGE ACT OF 1934

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

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X        No
                                                       ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.           ---
                      X
                     ---

The aggregate market value of voting stock held by nonaffiliates of the Registrant is $78,338,587 as of February 14, 2001.

                                   12,912,477
    ( Number of Shares of common stock outstanding as of February 14, 2001 )

================================================================================

( Continued from cover page )

                       DOCUMENTS INCORPORATED BY REFERENCE

With the exception of those sections which are specifically incorporated by reference in this Form 10-K Annual Report from the proxy statement for the annual meeting of security holders in 2001, no other documents are to be deemed a part of this report.

                                     PART 1

Item 1.  Business
-----------------

General

Ladish Co., Inc. ("Ladish" or the "Company") engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 92% of the Company's 2000 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 15% of the Company's 2000 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

Recent Acquisitions

In January 2000 the Company's newly created, wholly-owned subsidiary, Pacific Cast Technologies, Inc. ("PCT") merged with Wyman-Gordon Titanium Castings, LLC with PCT being the surviving entity. For purposes of this Form 10-K Annual Report the results of PCT, post-merger, are reflected in the Company's financial results.

Products and Markets

The Company markets its products primarily to manufacturers of jet engines, commercial business and defense aircraft, helicopters, satellites, heavy-duty off-road vehicles and industrial and marine turbines. The principal markets served by the Company are jet engine, commercial aerospace (defined by Ladish as satellite, rocket and aircraft components other than jet engines) and general industrial products. The amount of revenue and the revenue as a percentage of total revenue by market were as follows for the periods indicated:

                                               Years Ended December 31,
                                        1998            1999            2000
                                    ------------    ------------    ------------
                                                 (Dollars in millions)
Jet Engine Components.............  $160     70%    $124     73%    $163     71%
Aerospace Components..............    47     21%      27     16%      48     21%
General Industrial Components.....    20      9%      19     11%      19      8%
                                    ----    ---     ----    ---     ----    ---
     Total........................  $227    100%    $170    100%    $230    100%
                                    ====    ===     ====    ===     ====    ===

Manufacturing

Ladish offers one of the most complete ranges of forging and investment casting services in the world. The Company employs all major forging processes, including open and closed-die hammer and press forgings, as well as ring-rolling, and also produces near-net shape aerospace components through isothermal forging and hot-die forging techniques. Closed-die forging involves hammering or pressing heated metal into the required shape and size by utilizing machined impressions in specially prepared dies which exert three-dimensional control on the heated metal. Open-die forging involves the hammering or pressing of metal into the required shape without such three-dimensional control, and ring-rolling involves rotating heated metal rings through presses to produce the desired shape. Investment casting involves the creation of precise wax molds which are dipped, autoclaved and cast to create near-net components for the aerospace industry.

Much of the Company's business is capital intensive, requiring large and sophisticated forging, casting and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer and largest ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish's 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Much of the equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

Marketing and Sales

The product sales force (consisting primarily of sales engineers), is supported by the Company's metallurgical staff of approximately 100 engineers and technicians. These technically trained sales engineers, organized along product line and customer groupings, work with customers on an ongoing basis to monitor competitive trends and technological innovations. Additionally, sales engineers consult with customers regarding potential projects and product development opportunities. During the past few years, the Company has refocused its marketing efforts on the jet engine components market and the commercial aerospace industry.

The Company is actively involved with key customers in joint cooperative research and development, engineering, quality control, just-in-time inventory control and computerized process modeling programs. The Company has entered into strategic life-of-the-program contracts for a number of sole-sourced products with each of Allison, Sikorsky and Snecma for major programs. The Company believes that these contracts are a reflection of the aerospace and industrial markets' recognition of the Company's manufacturing and technical expertise.

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

Customers

The Company's top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 61% of the Company's revenues in 1998, 60% of the Company's revenues in 1999 and 53% of the Company's revenues in 2000. No other customer accounted for ten percent or more of the Company's sales. Caterpillar, Volvo, Techspace Aero and Snecma are also significant customers of the Company. Because of the relatively small number of customers for some of the Company's principal products, the

Company's largest customers exercise significant influence over the Company's prices and other terms of trade.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $4.5 million, $3.3 million and $2.9 million on applied research and development work during 1998, 1999 and 2000, respectively.

Patents and Trademarks

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

The Company owns or has obtained licenses for various trademarks, trademark registrations, service marks, service mark registrations, trade names, copyrights, copyright registrations, patent applications, inventions, know-how, trade secrets, confidential information and any other intellectual property that is necessary for the conduct of its business (collectively, "Intellectual Property"). The Company is not aware of any existing or threatened patent infringement claim (or of any facts that would reasonably be expected to result in any such claim) or any other existing or threatened challenge by any third party that would significantly limit the rights of the Company with respect to any such Intellectual Property or to the validity or scope of any such Intellectual Property. The Company has no pending claim against a third party with respect to the infringement by such third party or any such Intellectual Property that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company's financial condition or results of operations. While the Company considers all of its proprietary rights as a whole to be important, the Company does not consider any single right to be essential to its operations as a whole.

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

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The rapidly escalating prices for energy, both natural gas and electricity, had a significant impact on the Company's 2000 results and are likely to have a similar effect in 2001. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and hedging supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company's products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company's backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company's backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company's backlog was approximately $243 million, $225 million and $271 million as of December 31, 1998, 1999 and 2000, respectively.

Competition

The sale of metal components is highly competitive. Certain of the Company's competitors are larger than the Company and have substantially greater capital resources. Although the Company is the sole supplier on several sophisticated components required by prime contractors under a number of governmental programs, many of the Company's products could be replaced with other similar products of its competitors. However, the significant investment in tooling, the time required and the cost of obtaining the status of a "certified supplier" are barriers to entry. Competition is based on quality (including advanced engineering and manufacturing capability), price and the ability to meet delivery requirements.

Environmental, Health and Safety Matters

The Company's operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Management believes that the Company is presently in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements which could have a material adverse effect on the Company's results of operations or financial condition.

There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company's financial position or results of operations. All of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations. The Company has been named a potentially responsible party at three "Superfund" sites. Although the Company does not believe that the amount for which it may be held liable will be material and has reserved approximately $250,000 for such loss, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected. In connection with the sale of the Company's former Industrial Products Division ("IPD"), the Company has agreed to indemnify Trinity Industries, Inc. until May 29, 2001 against certain environmental liabilities that may arise with respect to the properties and operations of IPD relating to the period prior to closing. Further, Ladish received certain indemnities from the prior owners of PCT's predecessor regarding future environmental issues at PCT.

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

Forward Looking Statements

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include market conditions and demand for the Company's products; competition; technologies; raw material and energy prices; interest rates and capital costs; taxes; unstable governments and business conditions in emerging economies; and legal, regulatory and environmental issues. Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Employees

As of December 31, 2000, the Company had approximately 1,255 employees, of whom 935 were engaged in manufacturing functions, 85 in executive and administrative functions, another 185 in technical functions, and 50 in sales and sales support. At such date, approximately 728 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements.


                                                            Number of Employees
                                                               Represented by
                                                                 Collective
Union                                   Expiration Date     Bargaining Agreement
-----                                   ---------------     --------------------
International Association of           February 23, 2003             298
 Machinists & Aerospace Workers,
 Local 1862
International Brotherhood of           September 28, 2003            198
 Boilermakers, Iron Ship Builders,
 Blacksmiths, Forgers & Helpers,
 Subordinate Lodge 1509
International Federation of            August 24, 2003               105
 Professional & Technical
 Engineers, Technical Group,
 Local 92
International Association of           March 23, 2003                 68
 Machinists & Aerospace Workers,
 Die Sinkers, Local 140
Office & Professional Employees        July 4, 2004                   32
 International Union, Clerical
 Group, Local 35
International Brotherhood of           November 16, 2003              23
 Electrical Workers, Local 662
Service Employees International,       April 20, 2003                  4
 Local 150

Management

Name                                 Age               Position
----                                 ---               --------
Kerry L. Woody.......................49     President & CEO and Director
Wayne E. Larsen......................46     Vice President Law/Finance &
                                             Secretary and Director
Gene E. Bunge........................55     Vice President, Engineering
Robert J. Noel.......................60     Vice President, Corp. Business
                                             Development/Technology
George Groppi........................52     Vice President, Quality & Metallurgy
David L. Provan......................51     Vice President, Materials Management
Gary J. Vroman.......................41     Vice President, Sales & Marketing
Lawrence C. Hammond..................53     Vice President, Human Resources
Randy B. Turner......................51     President - PCT
William J. Lazzari...................51     President - Stowe Machine Co., Inc.

Item 2.  Properties

The following table sets forth the location and size of the Company's three facilities:

                           Approximate Acreage       Approximate Square Footage
                           -------------------       --------------------------
Cudahy, Wisconsin                 184.5                       1,650,000
Windsor, Connecticut                8.2                          30,000
Albany, Oregon                     14.0                          90,000

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol "LDSH".

Prior to the registration of the common stock of the Company on March 9, 1998, limited trading of the common stock occurred in the over-the-counter market. These quotations for the pre-registration period reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The following table sets forth, for the fiscal periods indicated, the high and low bid prices up until March 9, 1998 and the high and low sales prices for the periods thereafter. At December 31, 2000 there were approximately 1,200 beneficial holders of the Company's common stock.

                        Year Ended           Year Ended           Year Ended
                     December 31, 1998    December 31, 1999    December 31, 2000
                      High       Low        High      Low        High      Low
First quarter....... $22.50    $13.50      $8.38     $6.72      $ 7.13    $6.13
Second quarter...... $15.62    $12.25      $8.31     $6.41      $ 9.75    $6.13
Third quarter....... $13.12    $ 8.00      $8.63     $6.44      $15.25    $9.13
Fourth quarter...... $10.00    $ 6.56      $7.50     $5.84      $12.94    $8.94

The Company has not paid cash dividends and currently intends to retain all its earnings to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data have been derived from the Financial Statements of the Company and have been audited. The financial data set forth below as of December 31, 1996, 1997, 1998, 1999 and 2000 and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the Financial Statements prepared of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                          Year Ended December 31,
                                        (dollars in thousands, except income (loss) per share)
INCOME STATEMENT DATA                    1996         1997         1998         1999          2000
---------------------                    ----         ----         ----         ----          ----
Net sales...........................   $162,002     $209,816     $226,767     $170,241     $230,148
Income from operations..............      5,809       24,387       24,557       11,990       22,752
Interest expense....................      3,703        3,334        1,256          810        2,017
Income from continuing operations...      2,135       18,902       21,372        9,703       17,108
Loss from discontinued operations...     (8,856)          --           --           --           --
Net income (loss)...................     (6,721)      18,902       21,372        9,703       17,108
Basic earnings per share from
 continuing operations..............       0.42         3.63         1.76         0.71         1.31
Diluted earnings per share from
 continuing operations..............       0.20         1.52         1.55         0.67         1.25
Dividends paid .....................         --           --           --           --           --
Shares used to compute income
 (loss) per share
   Basic............................  5,091,957    5,208,251   12,155,484   13,715,555   13,075,188
   Diluted.......................... 10,857,910   12,469,818   13,826,133   14,513,261   13,668,574

                                                                December 31,
BALANCE SHEET DATA                       1996         1997         1998         1999          2000
------------------                       ----         ----         ----         ----          ----
Total assets........................   $170,270     $165,461     $172,893     $159,583     $205,763
Net working capital.................     15,475       32,292       40,049       39,007       35,981
Total debt..........................     51,848       39,716        3,500           --       25,000
Stockholders' equity (deficit)......    (16,287)       5,017       68,646       73,467       87,138


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

During fiscal 2000, the Company had sales of $230.1 million, an increase of 35% over the $170.2 million of sales in 1999. The growth in sales occurred as a result of a significantly stronger global aerospace market and the acquisition of PCT in January 2000. In 2000, gross profit increased in both real dollars to $34.5 million and as a percentage of sales to 15.0%, in contrast to $19.2 million and 11.3%, respectively, in 1999. The increase in gross profit was partially attributable to the reduction in benefit expense which resulted from improved performance of the assets in the Company's defined benefit plans.

Selling, general and administrative expenses of $11.7 million represented 5.1% of sales in 2000. In 1999, $7.2 million of SG&A expenses, or 4.2% of sales, were incurred. The increase in expenses as a percentage of sales was attributed to two factors. Firstly, PCT's costs entailed added SG&A expenses and secondly, the increase in foreign sales resulted in a higher percentage of sales expense.

In 2000, the Company's interest expense increased to $2 million in contrast to $0.8 million in 1999. This increase was the result of the debt incurred in connection with the PCT acquisition and slightly higher interest rates in 2000. At the end of 2000 the Company's debt had an interest rate of LIBOR plus 1.25% on the long-term debt and LIBOR plus 0.80% on revolving credit as opposed to a rate of LIBOR plus 0.75% on revolving debt in 1999. Pretax income at the Company was $20.9 million in 2000 in contrast to $11.4 million in 1999. The increase in pretax income was a direct function of increased sales and the PCT acquisition.

The 2000 tax provision of $3.8 million, an implied rate of 18%, primarily reflects a non-cash accounting charge associated with the Company's use of its net operating losses ("NOLs"). The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

At December 31, 2000 contract backlog at the Company was $271 million. This represents a 20% increase from the $225 million of contract backlog at the end of 1999. The growth in backlog is attributable to a stronger global aerospace market and the PCT acquisition.

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

Liquidity and Capital Resources

As of July 1, 1999, the Company entered into a new credit facility (the "Facility") with a syndicate of lenders. The Facility provided for borrowings of up to $100 million subject to certain limitations. Borrowings under the Facility were unsecured and were initially structured as revolving loans with the option of conversion into term loans. Borrowings under the Facility bore interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the Facility were used to terminate the prior credit agreement on July 1, 1999.

On April 14, 2000, the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility is comprised of a $24 million term facility with a three-year maturity and a $76 million revolving loan facility. The term facility bears interest at a rate of LIBOR plus 1.25% and the revolving loan facility bears interest at a rate of LIBOR plus 0.80%. At December 31, 2000, approximately $48 million was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of December 31, 2000 was $25 million.

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $34 million as of December 31, 2000. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 276,250 shares, or share equivalents, of its common stock during the fourth quarter of 2000. As of December 31, 2000, the Company has repurchased approximately 2,500,000 shares, or share equivalents, of its common stock under the Program and completed its current authorization. The Company funded the Program with approximately $16 million of cash generated from operations.

Inflation has not had a material effect upon the Company during the period covered by this report. Given the products manufactured by the Company and the raw materials used therein, the Company does not anticipate any significant impact from inflation in the foreseeable future.

Item 7.A.  Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The response to Item 8. Financial Statements and Supplementary Data incorporates by reference the information listed in the index to consolidated financial statements and accompanying schedules beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

The Company did not change public accounting firms in 2000, and there have been no disagreements on accounting and financial disclosure with the Company's public accounting firm, Arthur Andersen LLP.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Certain information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned "Executive Officers of the Registrant" is incorporated by reference. The list of Directors of the Company is as follows:

                   Name                               Age
                   ----                               ---
                   Lawrence L. Bianchi                60
                   Charles W. Finkl                   80
                   Wayne E. Larsen                    46
                   Robert W. Sullivan                 42
                   Kerry L. Woody                     49

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 60. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998 Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi's principal occupation is investments.

Gene E. Bunge, 55. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1973. He has a B.S.E.E. from the Milwaukee School of Engineering.

Charles W. Finkl, 80. Director since 1998. Mr. Finkl is a Director and the Chairman and Chief Executive Officer of A. Finkl & Sons, Co., a Chicago, Illinois based metals processor, a position he has held for more than ten years.

George Groppi, 52. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of

Production Control and recently assumed the position of Manager of Quality & Metallurgy. Mr. Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 53. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

Wayne E. Larsen, 46. Director since 1997. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

William J. Lazzari, 51. Mr. Lazzari has been President of Stowe Machine Co., Inc. ("Stowe") since 2000. He was General Manager at Stowe for over four years prior to becoming President. He holds a B.S. in Marketing from the University of Hartford.

Robert J. Noel, 60. Mr. Noel has served as Vice President Corporate Business Development/ Technology since September 1999. He had been Vice President, Quality and Technology since March 1991. He had been Manager of Metallurgy since 1985 and prior to that period was a Product Metallurgist for jet engine components. Mr. Noel has been with the Company since 1963. He has a B.S. in Mechanical Engineering from Marquette University.

David L. Provan, 51. Mr. Provan has served as Vice President, Materials Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor's Degree in Business Administration from the University of Wisconsin-Parkside.

Robert W. Sullivan, 42. Director since 1993. Mr. Sullivan is President of The Plitt Company, a seafood distribution concern. Previously Mr. Sullivan had been President of The Martec Group, a sales and marketing consulting group for more than five years.

Randy B. Turner, 51. Mr. Turner has served as President of Pacific Cast Technologies, Inc. ("PCT") since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 41. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 49. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a Director of Vilter Manufacturing Co. and Milwaukee Lutheran College. Mr. Woody has a B.S. in Engineering from Milliken University.

Item 11.  Executive Compensation
--------------------------------

The information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

Exhibits. See the accompanying index to exhibits on page X-1 which is part of this report.

Financial Statements. See the accompanying index to financial statements and schedules on page F-1 which is a part of this report.

Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LADISH CO., INC.



                                       By:   /s/  WAYNE E. LARSEN
                                          -------------------------------------
                                          Wayne E. Larsen
February 16, 2001                         Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/ KERRY L. WOODY            President and Chief Executive    February 6, 2001
--------------------------    Officer (Principal               -----------------
Kerry L. Woody                Executive Officer), Director

/s/ WAYNE E. LARSEN           Vice President Law/Finance       February 6, 2001
--------------------------    & Secretary (Principal           -----------------
Wayne E. Larsen               Financial and Accounting
                              Officer), Director

/s/ LAWRENCE W. BIANCHI       Director                         February 16, 2001
--------------------------                                     -----------------
Lawrence W. Bianchi

/s/ CHARLES W. FINKL          Director                         February 7, 2001
--------------------------                                     -----------------
Charles W. Finkl

/s/ ROBERT W. SULLIVAN        Director                         February 15, 2001
--------------------------                                     -----------------
Robert W. Sullivan

                                INDEX TO EXHIBITS


Exhibit                                                                    Page
Numbers        Description                                                Number

   3(a) Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.

   3(b)        The Ladish Co., Inc. By-Laws filed with Form S-1 as
               Exhibit 3.2 on December 23, 1997 are incorporated by reference.

  10(a)        Form of Ladish Co., Inc. 1996 Long Term Incentive
               Plan filed with Form S-1 as Exhibit 10.4 on
               December 23, 1997 is incorporated by reference.

  10(b)        Form of Employment Agreement between Ladish Co., Inc.
               and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.

  10(c)        Credit Agreement dated April 14, 2000 among Ladish Co.,      X-2
               Inc. and Firstar Bank Milwaukee, N.A. and the
               Financial Institutions Parties thereto.

  10(d) Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as
               Exhibit 10.7 on February 23, 1998 is incorporated by reference.

  10(e)        Purchase and Sale Agreement dated December 14, 1999         X-56
               between Ladish Co., Inc. and Wyman-Gordon Company for the acquisition of Wyman-Gordon Titanium Castings, LLC

  21           List of Subsidiaries of the Company.                        X-86

  23           Consent of Independent Public Accountants.                  X-87

  99           Definitive Proxy Statement for the 2001 Annual
               Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year and, upon such filing, incorporated herein by reference).

Ladish Co., Inc.

Consolidated Financial Statements
As of December 31, 1999 and 2000
Together with Report of Independent Public Accountants

Report of Independent Public Accountants



To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc., a Wisconsin corporation, and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 26, 2001

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 1999 and 2000
(Dollars in Thousands Except Per Share Data)



                 Assets                                  1999           2000
                 ------                                  ----           ----

Current Assets:
   Cash and Cash Equivalents                           $  1,008       $  3,521
   Accounts Receivable, Less Allowance of
    $300 and $337, Respectively                          25,222         38,615
   Inventories                                           42,427         54,942
   Prepaid Expenses and Other Current Assets                238            483
                                                       --------       --------
         Total Current Assets                            68,895         97,561

Property, Plant and Equipment:
   Land and Improvements                                  3,855          4,622
   Building and Improvements                             15,912         25,484
   Machinery and Equipment                              120,526        131,770
   Construction in Progress                               5,562         10,777
                                                       --------       --------
                                                        145,855        172,653
   Less- Accumulated Depreciation                       (62,648)       (74,828)
                                                       --------       --------

         Net Property, Plant and Equipment               83,207         97,825

Other Assets                                              7,481         10,377
                                                       --------       --------
         Total Assets                                  $159,583       $205,763
                                                       ========       ========



The accompanying notes to consolidated financial statements are an integral part of the balance sheets.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 1999 and 2000
(Dollars in Thousands Except Per Share Data)



Liabilities and Stockholders' Equity                      1999         2000
------------------------------------                      ----         ----


Current Liabilities:
   Current Portion of Senior Debt                      $      -       $ 15,000
   Accounts Payable                                      12,548         25,057
   Accrued Liabilities-
     Pensions                                               504            332
     Postretirement Benefits                              5,551          5,745
     Wages and Salaries                                   3,107          4,201
     Taxes, Other Than Income Taxes                         227            243
     Interest                                                54            163
     Profit Sharing                                         958          1,366
     Paid Progress Billings                               5,556          6,014
     Other                                                1,383          3,459
                                                       --------       --------
         Total Current Liabilities                       29,888         61,580

Long-Term Liabilities:
   Senior Debt-Less Current Portion                           -         10,000
   Pensions                                              12,947          5,610
   Postretirement Benefits                               40,929         38,682
   Officers' Deferred Compensation                        1,745          2,147
   Other Noncurrent Liabilities                             607            606
                                                       --------       --------
         Total Liabilities                               86,116        118,625

Stockholders' Equity:
   Common Stock-Authorized 100,000,000, Issued
     and Outstanding 14,318,406 and 14,573,515
     Shares, Respectively, of $.01 Par Value                143            146
   Additional Paid-In Capital                            80,293         83,804
   Retained Earnings (Accumulated Deficit)               (1,759)        15,349
   Treasury Stock, 770,672 and 1,661,038 Shares,
     Respectively, of Common Stock, at Cost              (5,210)       (12,161)
                                                       --------       --------
         Total Stockholders' Equity                      73,467         87,138
                                                       --------       --------
         Total Liabilities and Stockholders' Equity    $159,583       $205,763
                                                       ========       ========



The accompanying notes to consolidated financial statements are an integral part of the balance sheets.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)



                                                Years Ended December 31,
                                         -------------------------------------
                                           1998          1999           2000
                                           ----          ----           ----

Net Sales                                $226,767      $170,241       $230,148

Cost of Sales                             194,125       151,065        195,657
                                         --------      --------       --------

      Gross Profit                         32,642        19,176         34,491

Selling, General and Administrative
 Expenses                                   8,085         7,186         11,739
                                         --------      --------       --------

      Income from Operations               24,557        11,990         22,752

Other (Income) Expense:
   Interest Expense                         1,256           810          2,017
   Other, Net                                (446)         (236)          (128)
                                         --------      --------       --------

      Income Before Provision
        for Income Taxes                   23,747        11,416         20,863

Provision for Income Taxes                  2,375         1,713          3,755
                                         --------      --------       --------

      Net Income                         $ 21,372      $  9,703       $ 17,108
                                         ========      ========       ========

Earnings Per Share:
   Basic                                 $   1.76      $   0.71       $   1.31
   Diluted                               $   1.55      $   0.67       $   1.25




The accompanying notes to consolidated financial statements are an integral part of these statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders' Equity
(Dollars in Thousands Except Per Share Data)



                                                                           Retained
                                        Common Stock       Additional      Earnings     Treasury
                                    --------------------    Paid-in      (Accumulated    Stock,
                                      Shares      Amount    Capital        Deficit)      at Cost     Total
                                    ----------    ------   ----------    ------------   ---------   --------

Balance, December 31, 1997           5,315,473     $ 53     $37,798        $(32,834)    $      -    $ 5,017

   Net Income                                -        -           -          21,372            -     21,372
   Issuance of Common Stock          2,837,138       28      34,910               -            -     34,938
   Exercise of Warrants              5,869,389       59       6,892               -            -      6,951
   Purchase of Treasury Stock                -        -           -               -       (1,693)    (1,693)
   Reduction in Valuation
     Allowance Related to
     Pre-Restructuring NOLs                  -        -       2,211               -            -      2,211
   Repurchase of Shares, Retired
                                        (8,333)       -        (150)              -            -       (150)
                                    ----------     ----     -------        --------     --------    -------

Balance, December 31, 1998          14,013,667      140      81,661         (11,462)      (1,693)    68,646

   Net Income                                -        -           -           9,703            -      9,703
   Issuance of Common Stock              2,000        -          12               -            -         12
   Retirement of Warrants                    -        -      (3,253)              -            -     (3,253)
   Exercise of Warrants                302,739        3         207               -            -        210
   Purchase of Treasury Stock                -        -           -               -       (3,517)    (3,517)
   Reduction in Valuation
     Allowance Related To
     Pre-Restructuring NOLs                  -        -       1,666               -            -      1,666
                                    ----------     ----     -------        --------     --------    -------

Balance, December 31, 1999          14,318,406      143      80,293          (1,759)      (5,210)    73,467

   Net Income                                -        -           -          17,108            -     17,108
   Issuance of Common Stock              1,500        -          12               -            -         12
   Retirement of Warrants                    -        -        (495)              -            -       (495)
   Exercise of Warrants                253,609        3         301               -            -        304
   Purchase of Treasury Stock                -        -           -               -       (6,951)    (6,951)
   Retirement of Stock Options               -        -        (125)              -            -       (125)
   Compensation Expense Related
     to Stock Options                        -        -         320               -            -        320
   Reduction in Valuation
     Allowance Related to
     Pre-Restructuring NOLs                  -        -       3,498               -            -      3,498
                                    ----------     ----     -------        --------     --------    -------

Balance, December 31, 2000          14,573,515     $146     $83,804        $ 15,349     $(12,161)   $87,138
                                    ==========     ====     =======        ========     ========    =======




The accompanying notes to consolidated financial statements are an integral part of these statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)



                                                   Years Ended December 31,
                                               ---------------------------------
                                                 1998        1999        2000
                                               --------    --------    ---------
Cash Flows from Operating Activities:
  Net Income                                   $ 21,372    $  9,703    $ 17,108
    Adjustments to Reconcile Net Income
     to Net Cash Provided by (Used for)
     Operating Activities-
       Depreciation                              10,491      11,755      13,402
       Amortization                                 227         506         515
       Payment-in-Kind Interest on
        Subordinated Debt                           300           -           -
       Reduction in Pre-Restructuring
        Valuation Allowance                       2,211       1,666       3,498
       Non-Cash Compensation Expense
        Related to Stock Options                      -           -         320
       Loss on Disposal of Property,
        Plant and Equipment                          34          35          29
  Changes in Assets and Liabilities,
   Net of Impact of Acquisitions-
    Accounts Receivable                          (7,778)     11,398      (9,798)
    Inventories                                   6,720       1,507      (7,344)
    Other Assets                                    345        (634)       (880)
    Accounts Payable and Accrued Liabilities     (4,009)    (10,062)     13,786
    Other Liabilities                           (14,833)     (4,633)     (9,183)
                                               --------    --------    --------
        Net Cash Provided by Operating
         Activities                              15,080      21,241      21,453
                                               --------    --------    --------

Cash Flows from Investing Activities:
  Additions to Property, Plant and
   Equipment                                    (13,662)     (7,792)    (12,018)
  Proceeds from Sale of Property, Plant
   and Equipment                                      3          33         583
  Acquisition of Businesses                           -     (11,593)    (25,250)
  Collection of Funds Placed in Escrow                -       3,650           -
                                               --------    --------    --------
        Net Cash Used for Investing
         Activities                             (13,659)    (15,702)    (36,685)
                                               --------    --------    --------

Cash Flows from Financing Activities:
  Retirement of Senior Subordinated Debt        (11,625)          -           -
  Proceeds from (Repayment of) Senior Debt      (23,891)     (3,500)     25,000
  Repayment of Notes Payable                     (1,000)          -           -
  Issuance of Common Stock                       34,938          12          12
  Retirement of Warrants                              -      (3,253)       (495)
  Exercise of Warrants                            6,951         210         304
  Repurchase of Common Stock                     (1,843)     (3,517)     (7,076)
                                               --------    --------    --------
        Net Cash Provided by (used in)
         Financing Activities                     3,530     (10,048)     17,745
                                               --------    --------    --------

Increase (Decrease) in Cash and
 Cash Equivalents                                 4,951      (4,509)      2,513

Cash and Cash Equivalents, Beginning
 of Period                                          566       5,517       1,008
                                               --------    --------    --------

Cash and Cash Equivalents, End of Period       $  5,517    $  1,008    $  3,521
                                               ========    ========    ========

Supplemental Cash Flow Information:
   Income Taxes Paid                           $     48    $    177    $    560
   Interest Paid                               $  3,868    $    742    $  1,897

The accompanying notes to consolidated financial statements are an integral part of these statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)



(1)  Business Information-
     --------------------

     Ladish Co., Inc. (the "Company") engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the engine, aerospace and industrial markets, for both domestic and international customers. The Company operates as a single segment. Net sales to the engine, aerospace and industrial markets were approximately 71%, 21% and 8%, respectively, of total Company net sales in 2000.

     In May 1997, the Company sold its Industrial Products Division ("IPD") for approximately $36,500 in cash. In 1999, all contingencies were resolved and the funds placed in escrow of $3,650 were collected.

     In June 1997, the Company acquired Stowe Machine Co., Inc. ("Stowe"), a finished machining operation located in Windsor, Connecticut. In February 1999, the Company acquired Adco Manufacturing, Incorporated ("Adco"), a finished machining operation. Adco was relocated and merged operations with Stowe in Windsor, Connecticut. In January 2000, the Company acquired Wyman-Gordon Titanium Castings, LLC, an investment casting operation. The acquired business was renamed Pacific Cast Technologies, Inc. ("PCT") and is located in Albany, Oregon.

      In 1998, 1999 and 2000, respectively, the Company had three customers that collectively accounted for approximately 61%, 60% and 53%, respectively, of total Company net sales.

     Exports accounted for approximately 44%, 44% and 50% of total Company net sales in 1998, 1999 and 2000, respectively, with exports to Europe constituting approximately 36%, 38% and 41%, respectively, of total Company net sales.

     As of December 31, 2000, approximately 58% of the Company's employees were represented by one of seven collective bargaining units. The collective bargaining agreements with most of these units will expire during the year 2003. The Company does not anticipate that work stoppages will arise in connection with the renewal of these agreements in the future.

(2)  Summary of Significant Accounting Policies-
     ------------------------------------------

     (a)  Cash and Cash Equivalents-
          -------------------------

          The Company considers marketable securities with maturities of less than three months to be cash equivalents and are shown as a component of cash and cash equivalents on the balance sheets.

     (b)  Outstanding Checks-
          ------------------

          Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable in the balance sheets. These checks amounted to $2,037 and $5,416 as of December 31, 1999 and 2000, respectively.

     (c)  Inventories-
          -----------

          Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory values include material and conversion costs.

          Inventories consist of the following:

                                                     December 31,
                                               -------------------------
                                                   1999         2000
                                               ------------ ------------

          Raw Materials                          $15,215      $16,319
          Work-in-Process and Finished            29,500       41,381
                                               ------------ ------------
                                                  44,715       57,700
          Less Progress Payments                  (2,288)      (2,758)
                                               ------------ ------------
                  Total Inventories              $42,427      $54,942
                                               ============ ============

     (d)  Property, Plant and Equipment-
          -----------------------------

          Additions to property, plant, and equipment are recorded at cost. Tooling costs, along with normal repairs and maintenance, are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

          Land Improvements                        30 or 39 years
          Buildings and Improvements               30 or 39 years
          Machinery and Equipment                   5 to 12 years

     (e)  Goodwill-
          --------

          Goodwill represents the excess of the purchase price over the fair value of identifiable net assets relating to the 1997 acquisition of Stowe, the 1999 acquisition of Adco, and the 2000 acquisition of PCT. Goodwill is included in other assets and is being amortized on a straight-line basis over 20 years. As of December 31, 2000, unamortized goodwill amounted to $8,925. Amortization expense was $43, $316 and $484 in 1998, 1999 and 2000, respectively. The Company evaluates goodwill to assess recoverability from future operations of the acquired assets which generated the goodwill. Impairments are recognized in operating results to the extent that carrying value exceeds fair value.

     (f)  Fair Values of Financial Instruments-
          ------------------------------------

          The fair value of financial instruments does not materially differ from their carrying values.

     (g)  Revenue Recognition-
          -------------------

          Sales revenue is recognized when products are shipped. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are generally recognized as a reduction of the related inventory costs. Progress payments in excess of inventory costs are reflected as deferred revenue.

     (h)  Income Taxes-
          ------------

          Deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax basis of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

     (i)  Consolidation-
          -------------

          The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (j)  Use of Estimates-
          ----------------

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

     (k)  Reclassification-
          ----------------

          Certain financial statement amounts in 1998 have been reclassified to be consistent with the 2000 presentation.

     (l)  New Accounting Pronouncements-
          -----------------------------

          Revenue Recognition--In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") SAB 101 provides guidance on a variety of revenue recognition matters and must be adopted no later than the fourth quarter of 2000. As the Company's accounting policies are consistent with the provisions of SAB 101, there was no impact on the financial statements.

          Derivatives--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company is required to adopt SFAS 133 effective January 1, 2001. The Company assessed the impact of this standard and the adoption of SFAS 133 will not have a significant impact.

(3)  Debt-
     ----

     Senior Debt-
     -----------

     On July 1, 1999, the Company entered into a new credit facility (the "Facility") with a syndicate of lenders. The Facility provided for borrowings of up to $100,000 subject to certain limitations. Borrowings under the Facility were unsecured and were initially structured as revolving loans with the option of conversion into term loans. Borrowings under the Facility bore interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the Facility were used to terminate the prior credit agreement on July 1, 1999.

     On April 14, 2000, the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility is comprised of a $24,000 term facility with a three-year maturity and a $76,000 revolving loan facility. The term facility bears interest at a rate of LIBOR plus 1.25% and the revolving loan facility bears interest at a rate of LIBOR plus 0.80%. As of December 31, 2000, approximately $48,100 was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of December 31, 2000 was $25,000. The Company was in compliance with all debt covenants as of December 31, 2000. Total interest expense was $2,017 for the year ended December 31, 2000.

     The maturities of the term facility outstanding as of December 31, 2000, are as follows:

                    2001                              $10,000
                    2002                                8,000
                    2003                                2,000
                                                     --------
                    Total                             $20,000
                                                     ========

     Senior Subordinated Secured Notes and Warrants-
     ----------------------------------------------

     In 1995 and 1996, the Company issued senior subordinated notes ("Notes") to a few of the Company's stockholders. The noteholders also received warrants with each Note purchased. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash, or by the surrender of already outstanding Ladish common stock, or other warrants having a fair value equal to the exercise price. The warrants expire ten years from the date of issuance. In March 1998, the Notes were paid in full.

     Warrants outstanding and exercisable were 1,732,964, 660,787 and 354,767 as of December 31, 1998, 1999 and 2000, respectively.

(4)  Stockholders' Equity-
     --------------------

     In March 1998, the Company sold 2,837,138 shares in an initial offering ("IPO") at a per share price of $13.50. The net IPO proceeds to the Company of approximately $35,000 were used to repay subordinated debt and a portion of outstanding indebtedness under the Company's senior credit facility and to contribute to certain underfunded pension plans. In addition, the Company has received total cash proceeds of $6,951, $210 and $304 from the exercise of warrants during 1998, 1999 and 2000, respectively.

     Under the common stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 890,366 shares of its common stock and 52,411 warrants during 2000. The Company funded this repurchase program with approximately $7,600 of the cash generated from operations. As of December 31, 2000, the Company has repurchased a total of approximately 2,500,000 shares of its common stock, or common stock equivalents for a total of approximately $16,200 under the repurchase program.

     The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options may be granted to employees of the Company which expire ten years from the grant date. In September 1996, the Company issued 433,333 options under the Plan. These options vest over three years. During 1998, 1999 and 2000, the Company issued 320,000, 76,000 and 6,500 options, respectively, under the Plan. These options vest over two years. As of December 31, 2000, 693,416 of these options remain outstanding.

     The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in 1998, 1999 and 2000. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net income and diluted earnings per share would have been as follows:


                                          Year Ended December 31,
                          ------------------------------------------------------
                                 1998               1999             2000
                          -----------------  ----------------  -----------------
                             As       Pro       As       Pro      As       Pro
                          Reported   Forma   Reported   Forma  Reported   Forma
                          --------  -------  --------  ------  --------  -------

     Net Income            $21,372  $20,603   $9,703   $9,202   $17,108  $16,506

     Diluted Earnings
      Per Share              $1.55    $1.49    $0.67    $0.63     $1.25    $1.21

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

     The fair value of the option grants used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free interest rate of 5.32%, 5.72% and 5.51%, respectively; weighted-average expected remaining lives of 10 years; weighted-average volatility factor of 60.79%, 45.11% and 39.98%, respectively; and a weighted-average Black-Scholes option price of $7.83, $5.06 and $6.12, respectively.

                                         December 31,
               -----------------------------------------------------------------
                      1998                   1999                   2000
               -------------------   --------------------   --------------------
                          Weighted               Weighted               Weighted
                          Average                Average                Average
                          Exercise               Exercise               Exercise
                Options    Price      Options      Price     Options     Price
                -------   --------    -------    --------    -------    --------

Outstanding
 at Beginning
 of Period       815,604   $12.08    1,135,604    $11.00    1,209,604    $10.83
Granted          320,000     8.25       76,000      8.18        6,500      8.25
Forfeited              -        -            -         -            -         -
Exercised              -        -       (2,000)     6.00      (26,500)     6.13
               ---------   ------    ---------    ------    ---------    ------
Outstanding
 at End of
 Period        1,135,604   $11.00    1,209,604    $10.83    1,189,604    $10.92
               =========   ======    =========    ======    =========    ======
Exercisable
 at End of
 Period          707,270   $13.02      973,604    $11.47    1,145,104    $11.03
               =========   ======    =========    ======    =========    ======

     The options outstanding as of December 31, 2000 consist of the following:

                                              Weighted Average         Average
 Range of        Number of Options             Exercise Price         Remaining
 Exercise    -----------------------     -------------------------   Contractual
  Prices     Outstanding   Exercisable   Outstanding   Exercisable      Life
 --------    -----------   -----------   -----------   -----------   -----------

$5 to $10       693,416       648,916        $7.29        $7.23          6.95
$10 to $15      220,528       220,528        12.00        12.00          2.33
$15 to $20      165,396       165,396        18.00        18.00          2.33
$20 to $25      110,264       110,264        21.00        21.00          2.33
              ---------     ---------       ------       ------          ----
              1,189,604     1,145,104       $10.92       $11.03          5.03
              =========     =========       ======       ======          ====

     In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," addresses the accounting for modifications to outstanding stock options and became effective on July 1, 2000. As a result, the Company recorded $320 of compensation expense in 2000 relating to the modified stock options.

(5)  Research and Development-
     ------------------------

     Research and Development costs are expensed as incurred. These costs were $4,503, $3,265 and $2,921 in 1998, 1999 and 2000, respectively. Research and Development costs funded by customers, amounting to $2,310, $862 and $728 in 1998, 1999 and 2000, respectively, have been recorded as sales.

     Revenues from Research and Development funded by customers are recognized when the related product is shipped or the services are provided.

 (6) Leases-
     ------

     Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2005. Rental expense was $283, $261 and $154 in 1998, 1999 and 2000, respectively.

     Minimum lease obligations under noncancelable operating leases are as follows:

               2001                            $121
               2002                              95
               2003                              86
               2004                              49
               2005 and Thereafter               45
                                              ------
                    Total                      $396
                                              ======

(7)  Income Taxes-
     ------------

     The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards are approximately $34,500 as of December 31, 2000. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

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

     Components of the deferred income taxes are as follows:

                                                          December 31,
                                                      --------------------
                                                        1999        2000
                                                      --------    --------
     Current Deferred Tax Assets:
        Inventory Adjustments                             $585        $629
        Accrued Employee Costs                           1,340       1,293
        Pension Benefits                                    50          19
        Postretirement Healthcare Benefits               2,220       2,298
        Other                                              391         598
                                                      --------    --------
              Total Current Deferred Tax Assets          4,586       4,837

     Current Valuation Allowance                        (4,586)     (4,837)
                                                      --------    --------
              Net Current Deferred Taxes              $      -    $      -
                                                      ========    ========

                                                              December 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
     Noncurrent Deferred Tax Assets and (Liabilities):
        Property, Plant and Equipment                     $(16,617)  $(14,879)
        Operating Loss Carryforwards                        20,198     13,793
        Pension Benefits                                     5,720      2,815
        Postretirement Healthcare Benefits                  16,372     15,473
        Other                                                   52        257
                                                          --------   --------
              Total Net Noncurrent Deferred Tax Assets      25,725     17,459

     Noncurrent Valuation Allowance                        (25,725)   (17,459)
                                                          --------   --------
              Net Noncurrent Deferred Taxes               $      -   $      -
                                                          ========   ========

     A summary of the Company's effective tax rates is as follows:

                                               1998        1999        2000
                                             --------    --------    --------

     Pretax Book Income                      $23,747     $11,416     $20,863
                                             =======     =======     =======

     Federal Tax at Statutory Rate            $8,311      $3,996      $7,302
     State Tax at Statutory Rate               1,187         571       1,043
     Post Restructuring Net Operating
      Losses Utilized                         (7,123)     (2,854)     (4,590)
                                             -------     -------     -------
              Total Provision                 $2,375      $1,713      $3,755
                                             =======     =======     =======
     Effective Tax Rate                         10.0%       15.0%       18.0%
                                             =======     =======     =======

(8)  Pensions and Post-Retirement Benefits-
     -------------------------------------

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

     The following is a reconciliation of the change in benefit obligation and plan assets for the years ended December 31, 1999 and 2000:

                                                               Postretirement
                                     Pension Benefits             Benefits
                                    --------------------    -------------------
                                        December 31,            December 31,
                                    --------------------    -------------------
                                      1999        2000        1999       2000
                                    --------    --------    --------   --------
Change in Benefit Obligation:
   Projected Benefit Obligation
    at Beginning of Year            $176,094    $166,017    $50,767    $ 46,183
   Service Cost                        1,318       1,322        361         333
   Interest Cost                      13,310      13,696      3,612       3,597
   Amendments                          3,750       1,016          -           -
   Actuarial (Gains) Losses          (10,611)         13     (3,006)     (1,582)
   Benefits Paid                     (17,844)    (18,741)    (5,551)     (5,745)
                                    --------    --------    -------    -------
   Projected Benefit Obligation
    at End of Year                  $166,017    $163,323    $46,183     $42,786
                                    ========    ========    =======    =======

Change in Plan Assets:
   Plan Assets at Fair Value at
    Beginning of Year               $204,626    $215,007    $      -   $      -
   Actual Return on Plan Assets       27,274      20,400           -          -
   Company Contributions                 951         534       5,551      5,745
   Benefits Paid                     (17,844)    (18,741)     (5,551)    (5,745)
                                    --------    --------    --------   --------
   Plan Assets at Fair Value at
    End of Year                     $215,007    $217,200    $      -   $      -
                                    ========    ========    ========   ========

Funded Status of Plan               $ 48,990    $ 53,877    $(46,183)  $(42,786)
Unrecognized Prior Service Cost        3,191       3,832           -          -
Unrecognized Net Actuarial Gain      (65,632)    (63,651)       (297)    (1,641)
                                    --------    --------    --------   --------
Net Accrued Benefit Cost            $(13,451)   $ (5,942)   $(46,480)  $(44,427)
                                    ========    ========    ========   ========

Weighted Average Assumptions:
   Discount Rate                        8.25%       8.50%       8.25%      8.50%
   Rate of Increase in
    Compensation Levels                 3.00%       3.00%          -          -
   Expected Long-Term Rate of
    Return on Assets                    9.25%       9.25%          -          -

     The components of the net periodic benefit costs for the years ended December 31, 1998, 1999 and 2000, respectively, are:

                                                     Pension Benefits        Postretirement Benefits
                                              ------------------------------ ------------------------
                                                1998      1999      2000      1998     1999     2000
                                              --------   -------   -------   ------   ------   ------
Service Cost-Benefit Earned
 During the Period                            $  1,203   $ 1,318   $ 1,322   $  357   $  361   $  333
Interest Cost on Projected Benefit
 Benefit Obligation                             13,781    13,310    13,696    3,984    3,612    3,597
Actual Return on Plan Assets                   (18,531)  (27,274)  (20,400)       -        -        -
Net Amortization and Deferral                    3,575    10,295    (1,592)     (28)    (192)    (238)
                                              --------   -------   -------   ------   ------   ------
       Net Periodic Benefit Cost (Income)     $     28   $(2,351)  $(6,974)  $4,313   $3,781   $3,692
                                              ========   =======   =======   ======   ======   ======

     Assumptions used in the determination of net periodic benefit costs for these years are:

                                              1998       1999       2000
                                            --------   --------   --------

     Discount Rate                            7.75%      7.50%      8.25%
     Rate of Increase in
      Compensation Levels                     2.00%      3.00%      3.00%
     Expected Long-Term Rate
      of Return on Assets                     9.25%      9.25%      9.25%

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                       1%          1%
                                                    Increase    Decrease
                                                    --------    --------

     Effect on Total of Service and                  $  181     $  (114)
      Interest Cost Components
     Effect on Postretirement Healthcare             $1,814     $(1,653)
      Benefit Obligation

     During 1999, the Company offered certain employees a one-time early-retirement program that resulted in additional pension expense of $2,097. The impact of the additional liability is included in the amendments in the benefit obligation reconciliation. An amount of $332 for this program is shown as a current liability on the balance sheet as of December 31, 2000.

     As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed approximately $777 to these plans during 2000.

(9)  Officers' Deferred Compensation Plan-
     ------------------------------------

     Certain officers have deferred compensation agreements which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the Rabbi Trust, of $1,745 and $2,132 as of December 31, 1999 and 2000, respectively, has been recorded under these agreements as actuarially determined. The expense was $135, $114 and $252 in 1998, 1999 and 2000, respectively.

     The Company established a Rabbi Trust in July of 1998 to fund a portion of this plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

(10) Profit Sharing-
     --------------

     The Company has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on pretax income in 1998 and 1999, net income in 2000, and is payable no later than February 15th of the subsequent year. The expense was $2,720, $958 and $1,366 in 1998, 1999 and 2000, respectively.

 (11)    Commitments and Contingencies-
         -----------------------------

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

(12) Earnings Per Share-
     ------------------

     Basic earnings per share of common stock are computed by dividing net income by the weighed average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net income by the average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

     The following shares were used to calculate basic and diluted earnings per share:

                                                       December 31,
                                           ------------------------------------
                                              1998         1999         2000
                                           ----------   ----------   ----------

     Average Basic Common Shares
      Outstanding                          12,155,484   13,715,555   13,075,188

     Incremental Shares Applicable
      to Common Stock Options and
      Warrants                              1,670,649      797,706      593,386
                                           ----------   ----------   ----------

     Average Diluted Common Shares
      Outstanding                          13,826,133   14,513,261   13,668,574
                                           ==========   ==========   ==========

     The shares outstanding used to compute diluted earnings per share for 2000 excluded outstanding options to purchase 496,188 shares of common stock at a weighted average exercise price of $16.00. The options were excluded because their exercise prices were greater than the average market price of the common shares during the year and their inclusion in the computation would have been antidilutive.

(13) Acquisitions-
     ------------

     On February 16, 1999, the Company completed the purchase of certain assets and assumption of certain liabilities of Adco Manufacturing, Incorporated ("Adco"). The purchase price was approximately $10,850 in cash, plus a working capital adjustment of approximately $750.

     The Adco acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of February 16, 1999. The Company's consolidated statements of operations do not include the revenues and expenses of Adco prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $6,220 will be amortized on a straight-line basis over 20 years.

     On January 14, 2000, the Company completed the purchase of certain assets and assumption of certain liabilities of Wyman-Gordon Titanium Castings, LLC. The acquired business was renamed Pacific Cast Technologies, Inc. ("PCT").

     The PCT acquisition has been accounted for using the purchase method of accounting. Accordingly, the net assets are included in the Company's consolidated balance sheet as of December 31, 2000 based upon their fair values at the acquisition date of January 14, 2000. The Company's consolidated statements of operations do not include the revenues and expenses of PCT prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $2,700 will be amortized on a straight-line basis over 20 years.

     The PCT purchase price allocation was as follows:

     Current Assets                                      $8,842
     Property, Plant and Equipment                       16,614
     Assumed Liabilities                                 (2,906)
     Goodwill                                             2,700
                                                        -------
              Total Purchase Price                      $25,250
                                                        =======

(14) Quarterly Results of Operations (Unaudited)-
     -------------------------------------------

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

                                                   Quarters Ended
                                    --------------------------------------------
     1999                           March 31  June 30  September 30  December 31
     ----------------------------   --------  -------  ------------  -----------

     Net Sales                       $42,756  $44,771     $41,803      $40,911

     Gross Profit                      3,438    5,015       5,044        5,679

     Operating Income                  1,781    3,093       3,175        3,941

     Net Income                        1,469    2,528       2,488        3,218

     Basic Earnings Per Share           0.11     0.18        0.18         0.24
     Diluted Earnings Per Share         0.10     0.18        0.17         0.23

                                                   Quarters Ended
                                    --------------------------------------------
     2000                           March 31  June 30  September 30  December 31
     ----------------------------   --------  -------  ------------  -----------

     Net Sales                       $54,852  $57,414     $58,399      $59,483

     Gross Profit                      8,603    8,373       8,636        8,879

     Operating Income                  6,375    5,657       5,098        5,622

     Net Income                        4,893    4,245       3,765        4,205

     Basic Earnings Per Share           0.36     0.33        0.29         0.33
     Diluted Earnings Per Share         0.35     0.31        0.28         0.32

(15) Valuation and Qualifying Accounts-
     ---------------------------------

                                                              Payments
                          Balance                 Provision     and
                            at                     Charged    Accounts   Balance
                         Beginning       PCT      to Profit   Written    at End
                          of Year    Acquisition   and Loss     Off      of Year
                         ---------   -----------  ---------   --------   -------
Year ended December 31,
 1998 Allowance for
 doubtful accounts         $ 300                     $  2       $  2      $ 300
                           =====                     ====       ====      =====

Year ended December 31,
 1999 Allowance for
 doubtful accounts         $ 300                     $ (3)      $ (3)     $ 300
                           =====                     ====       ====      =====

Year ended December 31,
 2000 Allowance for
 doubtful accounts         $ 300         $ 35        $  6       $  4      $ 337
                           =====         ====        ====       ====      =====