Form 10-Q
period 2001-03-31
LADISH CO INC
filed 2001-04-30
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended     March 31, 2001
                     ----------------------
Commission File Number        0-23539
                      -------------------


                                LADISH CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                        31-1145953
---------------------------------               --------------------------------
(State or other Jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  5481 South Packard Avenue, Cudahy, Wisconsin              53110
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

                             Yes__X__     No_____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at March 31, 2001
-----------------------------           ----------------------------------------
Common Stock, $0.01 Par Value                       12,912,477

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                        For the Three Months
                                                           Ended March 31,
                                                     -------------------------
                                                         2001          2000
                                                     -----------   -----------

Net sales     .......................................$    67,863   $    54,852

Cost of sales .......................................     59,205        46,249
                                                     -----------   -----------

         Gross income on sales.......................      8,658         8,603

Selling, general and administrative expenses.........      3,001         2,228
                                                     -----------   -----------

         Income from operations......................      5,657         6,375

Other income (expense):
     Interest expense................................      ( 483 )       ( 444 )
     Other, net......................................          8            36

         Income before provision for income taxes....      5,182         5,967

Provision for income taxes...........................      1,036         1,074
                                                     -----------   -----------

         Net income..................................$     4,146   $     4,893
                                                     ===========   ===========




Basic earnings per share.............................$      0.32   $      0.36

Diluted earnings per share...........................$      0.32   $      0.35

Basic weighted average shares outstanding............ 12,912,477    13,464,804

Diluted weighted average shares outstanding.......... 13,127,064    14,015,573

                                                      LADISH CO., INC.

                                                CONSOLIDATED BALANCE SHEETS

                                  (Dollars in Thousands, Except Share and Per Share Data)
                                                                                             March 31,        December 31,
         Assets                                                                                2001              2000
         ------                                                                           -------------      -------------
Current assets:
     Cash and cash equivalents............................................................$         394      $       3,521
     Accounts receivable, less allowance of $337..........................................       46,576             38,615
     Inventories..........................................................................       56,564             54,942
     Prepaid expenses and other current assets............................................        1,107                483
                                                                                          -------------      -------------
         Total current assets.............................................................      104,641             97,561
                                                                                          -------------      -------------
Property, plant and equipment:
     Land and improvements                                                                        4,622              4,622
     Buildings and improvements...........................................................       25,543             25,484
     Machinery and equipment..............................................................      132,175            131,770
     Construction in progress.............................................................       13,723             10,777
                                                                                          -------------      -------------
                                                                                                176,063            172,653
     Less - accumulated depreciation......................................................     ( 78,459 )         ( 74,828 )
                                                                                          -------------      -------------
         Net property, plant and equipment                                                       97,604             97,825

Other assets  ............................................................................       10,696             10,377
                                                                                          -------------      -------------

         Total assets.....................................................................$     212,941          $ 205,763
                                                                                          =============          =========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
     Senior debt..........................................................................$      23,520        $    15,000
     Accounts payable.....................................................................       27,757             25,057
     Accrued liabilities:
         Pensions.........................................................................          248                332
         Postretirement benefits..........................................................        5,745              5,745
         Wages and salaries...............................................................        5,450              4,201
         Taxes, other than income taxes...................................................          365                243
         Interest.........................................................................          180                163
         Profit sharing...................................................................          462              1,366
         Paid progress billings...........................................................        5,058              6,014
         Other............................................................................        2,156              3,459
                                                                                          -------------      -------------
              Total current liabilities...................................................       70,941             61,580
Long term liabilities:
     Senior debt, less current portion....................................................        8,000             10,000
     Pensions ............................................................................        5,758              7,742
     Postretirement benefits..............................................................       38,302             38,682
     Other noncurrent liabilities.........................................................          793                621
                                                                                          -------------      -------------
              Total liabilities...........................................................      123,794            118,625
                                                                                          -------------      -------------

Stockholders' equity:
     Common stock - authorized 100,000,000, issued and outstanding 14,573,515
       shares of $.01 par value as of March 31, 2001 and December 31, 2000................          146                146
     Additional paid-in capital...........................................................       81,667             83,804
     Retained earnings....................................................................       19,495             15,349
     Treasury stock, 1,661,038 shares of common stock at cost
       as of March 31, 2001 and December 31, 2000.........................................     ( 12,161 )         ( 12,161 )
                                                                                          -------------      -------------
              Total stockholders' equity..................................................       89,147             87,138
                                                                                          -------------      -------------

              Total liabilities and stockholders' equity..................................$     212,941          $ 205,763
                                                                                          =============          =========

                                                                                                               Page 5 of 10

                                                      LADISH CO., INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Dollars in Thousands)
                                                                                                For the Three Months
                                                                                                  Ended March 31,
                                                                                          --------------------------------
                                                                                               2001               2000
                                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income...........................................................................$       4,146      $       4,893
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation.....................................................................        3,635              3,538
         Amortization.....................................................................          131                208
         Reduction in valuation allowance.................................................          930              1,007
         Non-cash compensation expense....................................................          160                 --

     Change in assets and liabilities:
         Accounts receivable..............................................................      ( 7,961 )          ( 4,431 )
         Inventories......................................................................      ( 1,622 )          ( 3,642 )
         Other assets.....................................................................      ( 1,073 )            ( 226 )
         Accounts payable and accrued liabilities.........................................          841             10,785
         Other liabilities................................................................      ( 2,192 )          ( 2,501 )
                                                                                          -------------      -------------

              Net cash provided from (used for) operating activities......................      ( 3,005 )            9,631
                                                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment...........................................      ( 3,419 )          ( 2,531 )
     Proceeds from sale of property, plant and equipment..................................            4                 --
     Acquisition of business..............................................................           --           ( 26,600 )
                                                                                          -------------      -------------

              Net cash used for investing activities......................................      ( 3,415 )         ( 29,131 )
                                                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from senior debt............................................................        6,520             26,600
     Repurchase of common stock...........................................................           --              ( 969 )
     Retirement of warrants...............................................................      ( 3,227 )             ( 28 )
                                                                                          -------------      -------------

              Net cash provided from financing activities.................................        3,293             25,603
                                                                                          -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................      ( 3,127 )            6,103
CASH AND CASH EQUIVALENTS, beginning of period............................................        3,521              1,008
                                                                                          -------------      -------------

CASH AND CASH EQUIVALENTS, end of period..................................................$         394      $       7,111
                                                                                          =============      =============

                                LADISH CO., INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

(1)  Basis of Presentation
     ---------------------

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2001 and December 31, 2000 and its results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In conjunction with its Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories
     -----------

Inventories consisted of:
                                                March 31,    December 31,
                                                  2001          2000
                                                ----------    ----------

     Raw material and supplies                   $  16,156     $  16,319
     Work-in-process and finished goods             42,867        41,381
     Less progress payments                        ( 2,459 )     ( 2,758 )
                                                ----------    ----------

           Total inventories                    $   56,564    $   54,942
                                                ==========    ==========

(3)  Interest and Income Tax Payments
     --------------------------------
                                                   For the three Months
                                                     Ended March 31,
                                                ------------------------
                                                  2001             2000
                                                ----------    ----------

     Interest                                   $      458    $      402
     Income taxes                                      339           121

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

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

RESULTS OF OPERATIONS
---------------------

First Quarter 2001 Compared to First Quarter 2000
-------------------------------------------------

Net sales for the three months ended March 31, 2001 were $67.9 million compared to $54.9 for the same period in 2000. The 24% increase in sales for the first quarter of 2001 was primarily attributed to an improvement in the aerospace market. Gross profit for the first three months of 2001 declined to 12.8% of sales in contrast to 15.7% of sales in the first quarter of 2000 primarily as a result of energy cost increases.

Selling, general and administrative expenses, as a percentage of sales, were 4.4% for the first quarter of 2001 compared to 4.1% for the same period in 2000. The increase in SG&A expenses for the period was partially attributable to increased foreign sales and the Pacific Cast Technologies, Inc. ("PCT") operations. However, the most significant impact on SG&A was the Company's recognition of approximately $0.16 million in non-cash expenses due to the effective date of FIN 44 on stock option programs. Under the provisions of this interpretation, repriced options are accounted for under variable accounting, which records compensation expense or benefit for increases or decreases in the market value of the Company's common stock until the options are exercised, forfeited or expire.

Interest expense for the period was $0.483 million in contrast to $0.444 million in 2000. The increase in interest expense was due to higher loan balances of senior debt resulting from the PCT purchase and stock buyback program, partially offset by lower interest rates. During the first quarter of 2001, the Company's senior debt had an interest rate equal to the LIBOR rate plus 0.80% per annum.

The $1.04 million provision for income taxes for 2001 and $1.07 million for 2000 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

Net income for the first quarter of 2001 after increased energy costs and non-cash compensation expense was $4.1 million, a 15% decline from the same period in 2000. The decrease in profitability was due to the aforementioned energy costs and non-cash compensation expense incurred in 2001 and the reduced employment expenses incurred in 2000 due to the first quarter work stoppage.

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

On April 14, 2000, the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility is comprised of a $24 million term facility with a three-year maturity and a $76 million revolving loan facility. The term facility bears interest at a rate of LIBOR plus 1.25% and the revolving loan facility bears interest at a rate of LIBOR plus 0.80%. At March 31, 2001, approximately $41.5 million was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of March 31, 2001 was $31.5 million.

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $34.5 million as of December 31, 2000. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 322,691 shares, or share equivalents, of its common stock during the first quarter of 2001. As of March 31, 2001, the Company has repurchased approximately 2.82 million shares, or share equivalents, of its common stock under the Program.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to a vote of the stockholders during the period covered by this report.

Item 5.   Other Information
---------------------------

None

Item 6.   Reports on Form 8-K
-----------------------------

No reports on Form 8-K were filed during the period covered by this report.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LADISH CO., INC.




Date:   April 30, 2001                 By: /s/ WAYNE E. LARSEN
     --------------------                  ------------------------------
                                               Wayne E. Larsen
                                           Vice President Law/Finance
                                                   & Secretary