Form 10-Q
period 2001-06-30
LADISH CO INC
filed 2001-08-09
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    June 30, 2001
                      -------------------

Commission File Number    0-23539
                       ------------------


                                LADISH CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                         31-1145953
-----------------------------------                 ---------------------------
   (State or other Jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

     5481 South Packard Avenue, Cudahy, Wisconsin                    53110
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

                             Yes __X__     No_____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at June 30, 2001
------------------------------                   -------------------------------
Common Stock, $0.01 Par Value                           12,949,410

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                    Page 3 of 11


                                                 LADISH CO., INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands, Except Share and Per Share Data)

                                                        For the Three Months              For the Six Months
                                                           Ended June 30,                   Ended June 30,
                                                    ----------------------------     ---------------------------
                                                         2001            2000             2001           2000
                                                    ------------    ------------     ------------   ------------
Net sales     ......................................$     69,025    $     57,414     $    136,888   $    112,266

Cost of sales ......................................      58,602          49,041          117,807         95,290
                                                    ------------    ------------     ------------   ------------

         Gross income on sales......................      10,423           8,373           19,081         16,976

Selling, general and administrative expenses........       3,655           2,716            6,656          4,944
                                                    ------------    ------------     ------------   ------------

         Income from operations.....................       6,768           5,657           12,425         12,032

Other income (expense):
     Interest expense...............................       ( 421 )         ( 530)           ( 904)         ( 974)
     Other, net.....................................        ( 24)             50             ( 16)           86
                                                    ------------    ------------     ------------   ------------

         Income before provision for income taxes...       6,323           5,177           11,505         11,144

Provision for income taxes..........................       1,265             932            2,301          2,006
                                                    ------------    ------------     ------------   ------------

         Net income.................................$      5,058    $      4,245     $      9,204   $      9,138
                                                    ============    ============     ============   ============



Basic earnings per share............................$       0.39    $       0.33     $       0.71   $       0.69

Diluted earnings per share..........................$       0.38    $       0.31     $       0.70   $       0.66

Basic weighted average shares outstanding...........  12,923,664      13,035,403       12,918,101     13,250,103

Diluted weighted average shares outstanding.........  13,163,554      13,675,514       13,145,340     13,845,543

                                                                    Page 4 of 11

                                                 LADISH CO., INC.
                                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands, Except Share and Per Share Data)

                                                                                    June 30,        December 31,
         Assets                                                                      2001               2000
         ------                                                                   -----------       ------------
Current assets:
     Cash and cash equivalents....................................................$     1,021        $     3,521
     Accounts receivable, less allowance of $337..................................     45,585             38,615
     Inventories..................................................................     57,759             54,942
     Prepaid expenses and other current assets....................................        581                483
                                                                                  -----------        -----------
         Total current assets.....................................................    104,946             97,561
                                                                                  -----------        -----------
Property, plant and equipment:
     Land and improvements........................................................      4,625              4,622
     Buildings and improvements...................................................     25,693             25,484
     Machinery and equipment......................................................    133,299            131,770
     Construction in progress.....................................................     16,862             10,777
                                                                                  -----------        -----------
                                                                                      180,479            172,653
     Less - accumulated depreciation..............................................   ( 82,099)          ( 74,828)
                                                                                  -----------        -----------
         Net property, plant and equipment........................................     98,380             97,825

Other assets  ....................................................................     10,715             10,377
                                                                                  -----------        -----------

         Total assets.............................................................$   214,041        $   205,763
                                                                                  ===========        ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
     Senior debt..................................................................$    22,075        $    15,000
     Accounts payable.............................................................     28,950             25,057
     Accrued liabilities:
         Pensions.................................................................        183                332
         Postretirement benefits..................................................      5,745              5,745
         Wages and salaries.......................................................      5,401              4,201
         Taxes, other than income taxes...........................................        222                243
         Interest.................................................................        209                163
         Profit sharing...........................................................        729              1,366
         Paid progress billings...................................................      3,408              6,014
         Other....................................................................      2,698              3,459
                                                                                  -----------        -----------
              Total current liabilities...........................................     69,620             61,580
Long term liabilities:
     Senior debt, less current portion............................................      6,000             10,000
     Pensions ....................................................................      3,777              7,742
     Postretirement benefits......................................................     37,644             38,682
     Other noncurrent liabilities.................................................        811                621
                                                                                  -----------        -----------
              Total liabilities...................................................    117,852            118,625
                                                                                  -----------        -----------

Stockholders' equity:
     Common stock - authorized 100,000,000, issued and outstanding 14,573,515
       shares of $.01 par value as of June 30, 2001 and December 31, 2000.........        146                146
     Additional paid-in capital...................................................     83,424             83,804
     Retained earnings............................................................     24,510             15,349
     Treasury stock, 1,624,105 and 1,661,038 shares of common stock at cost
       as of June 30, 2001 and December 31, 2000, respectively....................    (11,891)          ( 12,161)
                                                                                  -----------        -----------
              Total stockholders' equity..........................................     96,189             87,138
                                                                                  -----------        -----------

              Total liabilities and stockholders' equity..........................$   214,041        $   205,763
                                                                                  ===========        ===========

                                                                    Page 5 of 11

                                                 LADISH CO., INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                  ------------------------------
                                                                                      2001               2000
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income...................................................................$     9,204        $     9,138
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation.............................................................      7,274              7,180
         Amortization.............................................................        262                404
         Reduction in valuation allowance.........................................      2,053              1,887
         Non-cash compensation expense............................................        839                 --

     Change in assets and liabilities:
         Accounts receivable......................................................    ( 6,970)           ( 7,063)
         Inventories..............................................................    ( 2,817)           ( 6,490)
         Other assets.............................................................      ( 697)             ( 486)
         Accounts payable and accrued liabilities.................................        965             13,209
         Other liabilities........................................................    ( 4,813)           ( 4,911)
                                                                                  -----------        -----------

              Net cash provided from (used for) operating activities..............      5,300             12,868
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment...................................    ( 7,835)           ( 4,917)
     Proceeds from sale of property, plant and equipment..........................          5                  1
     Acquisition of business......................................................         --           ( 25,250)
                                                                                  -----------        -----------

              Net cash used for investing activities..............................    ( 7,830)          ( 30,166)
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from senior debt....................................................      3,075             22,000
     Repurchase of common stock...................................................       ( 47)           ( 4,783)
     Retirement of warrants.......................................................    ( 3,227)              ( 28)
     Issuance of common stock.....................................................        229                 --
                                                                                  -----------        -----------

              Net cash provided from financing activities.........................         30             17,189
                                                                                  -----------        -----------

DECREASE IN CASH AND CASH EQUIVALENTS.............................................     (2,500)             ( 109)
CASH AND CASH EQUIVALENTS, beginning of period....................................      3,521              1,008
                                                                                  -----------        -----------

CASH AND CASH EQUIVALENTS, end of period..........................................$     1,021        $       899
                                                                                  ===========        ===========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)      Basis of Presentation
         ---------------------

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2001 and December 31, 2000 and its results of operations and cash flows for the six months ended June 30, 2001 and June 30, 2000. All adjustments are of a normal recurring nature.

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

The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories
         -----------

Inventories consisted of:

                                                       June 30,    December 31,
                                                         2001           2000
                                                    ------------   ------------
         Raw material and supplies                     $  17,543     $  16,319
         Work-in-process and finished goods               42,094        41,381
         Less progress payments                          ( 1,878)      ( 2,758)
                                                       ---------     ---------

               Total inventories                       $  57,759     $  54,942
                                                       =========     =========

 (3)     Interest and Income Tax Payments
         --------------------------------
                                                          For the Six Months
                                                            Ended June 30,
                                                     -------------------------
                                                         2001          2000
                                                     -----------    ----------
         Interest                                      $     841      $    785
         Income taxes                                        622           259

(4)      Cash and Cash Equivalents
         -------------------------

Cash in excess of daily requirements is invested in marketable securities consisting of Commercial Paper and Repurchase Agreements which mature in three months or less. Such investments are deemed to be cash equivalents for purposes of the statement of cash flows.

(5)      Revenue Recognition
         -------------------

Revenue is recognized when products are shipped pursuant to firm, fixed-price written contracts with title to the products passing to the customers at the FOB point.

(6)      Earnings Per Share
         ------------------

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(7)      Goodwill
         --------

The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill will no longer be amortized. Rather, the assets associated with the goodwill will be assessed, at least annually, for impairment. As of December 31, 2000, the Company had approximately $8.9 million of goodwill on its balance sheet which was amortized at a rate of approximately $0.48 million annually.

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

RESULTS OF OPERATIONS
---------------------

Second Quarter 2001 Compared to Second Quarter 2000
---------------------------------------------------

Net sales for the three months ended June 30, 2001 were $69.0 million compared to $57.4 for the same period in 2000. The 20% increase in sales for the second quarter of 2001 was primarily attributed to an improvement in the aerospace market. Gross profit for the second quarter of 2001 improved to 15.1% of sales in contrast to 14.6% of sales in the second quarter of 2000 primarily as a result of sales increases in 2001 and better absorption of fixed costs.

Selling, general and administrative expenses, as a percentage of sales, were 5.3% for the second quarter of 2001 compared to 4.7% for the same period in 2000. The increase in SG&A expenses for the period was partially attributable to increased foreign sales and the Pacific Cast Technologies, Inc. ("PCT") operations. However, the most significant impact on SG&A was the Company's recognition of approximately $.675 million in non-cash expenses due to the effective date of FIN 44 on stock option programs. Under the provisions of this interpretation, 320,000 options repriced at $8.25 per share are accounted for under variable accounting, which records compensation expense or benefit for increases or decreases in the market value of the Company's common stock until the options are exercised, forfeited or expire. Adjusting for this non-cash, accounting charge would have resulted in SG&A expenses declining to 4.3% of sales in the second quarter of 2001.

Interest expense for the period was $0.421 million in contrast to $0.530 million in 2000. The decline in interest expense was due to lower interest rates. During the second quarter of 2001, the Company's revolving debt had an interest rate equal to the LIBOR rate plus 0.80% per annum and the term debt was priced at the LIBOR rate plus 1.25% per annum.

The $1.27 million provision for income taxes for 2001 and $0.93 million for 2000 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

Net income for the second quarter of 2001 after increased energy costs and non-cash compensation expense was $5.1 million, a 19% increase from the same period in 2000. The increase in profitability was due to improved sales volume in 2001, partially offset by the non-cash SG&A expense in 2001.

Six Months 2001 Compared to Six Months 2000
-------------------------------------------

For the first six months of 2001, sales of $136.9 million reflected a 22% increase over the $112.3 million of sales for the first half of 2000. The sales growth reflects an expansion in the Company's aerospace market. Gross profit in the first half of 2001 was 13.9% in comparison to 15.1% in the same period in 2000. The decline in gross profit is primarily due to increased energy costs in the first half of 2001 versus 2000 and the reduced employment expenses in 2000 due to the first quarter work stoppage.

SG&A expenses for the first two quarters of 2001 were 4.9% of sales in contrast to 4.4% of sales through June 30, 2000. As discussed above in the quarter discussion, the increase in SG&A expense is attributable to the non-cash, FIN 44 charge of $0.839 million for the six-month period. Without said charge, SG&A would have been 4.2% of sales through June 30, 2001.

Lower interest rates in the first six months of 2001 led to interest expense declining to $.904 million for the period from $.974 million in 2000.

As discussed above, the tax provisions of $2.3 million and $2.0 million, 20% and 18% respectively, for the first six months of 2001 and 2000, represent largely non-cash accounting charges.

Net income for the period increased to $9.2 million from $9.1 million in the prior year. The 1.4% decline in profitability is a result of increased energy costs and higher employment costs without a work stoppage, along with non-cash charges associated with FIN 44 and higher implied tax rates.

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

On April 13, 2001, the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility is comprised of a $16 million term facility with a three-year maturity and a $39 million revolving loan facility. The term facility bears interest at a rate of LIBOR plus 1.25% and the revolving loan facility bears interest at a rate of LIBOR plus 0.80%. At June 30, 2001, approximately $25 million was available and undrawn under the New Facility. The balance of the borrowings under the New Facility as of June 30, 2001 was $28.075 million.

Although not reflected in the financial statements included in this report, on July 20, 2001 the Company sold $30 million of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a $50 million revolving line of credit which bears interest at a rate of LIBOR plus 0.80%.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 329,357 shares, or share equivalents, of its common stock during the first half of 2001. As of June 30, 2001, the Company has repurchased approximately 2.82 million shares, or share equivalents, of its common stock under the Program.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------------------

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company's sales are made in U.S. dollars.

                        -------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

On April 3, 2001 at the annual meeting of stockholders of the Company, the stockholders were asked to vote on the election of a new board of directors for the next year or until their successors are elected.

                Individual                     For          Withheld
                ----------                     ---          --------

                Lawrence W. Bianchi        10,935,599       443,644
                Charles W. Finkl           10,934,799       444,444
                Wayne E. Larsen            10,461,836       917,407
                Robert W. Sullivan         10,935,599       443,644
                Kerry L. Woody             10,461,836       917,307

In addition, the stockholders were asked to vote on allocating 150,000 shares of common stock to the Company's 1996 Long-Term Incentive Plan. The proposal passed by a vote of 4,289,253 shares for the proposal and 2,888,225 shares against.

No other matters were submitted to a vote of the stockholders during the period covered by this report.

Item 5.     Other Information
-----------------------------

In the year ended December 31, 2000, sales to Rolls-Royce, United Technologies and General Electric accounted for approximately 28%, 16% and 9%, respectively, of the Company's revenues.

Item 6.     Reports on Form 8-K
-------------------------------

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LADISH CO., INC.




Date:   August 6, 2001                  By:   /s/  WAYNE E. LARSEN
      ------------------                    -----------------------------------
                                                    Wayne E. Larsen
                                               Vice President Law/Finance
                                                      & Secretary