Form 10-Q
period 2001-09-30
LADISH CO INC
filed 2001-11-06
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    September 30, 2001

Commission File Number   0-23539


                                LADISH CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Wisconsin                                     31-1145953
      -------------------------------                       -------------------
      (State or other Jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

5481 South Packard Avenue, Cudahy, Wisconsin                      53110
--------------------------------------------                    ----------
  (Address of principal executive offices)                      (Zip Code)

                                 (414) 747-2611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X     No
                               ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 2001
-----------------------------                  ---------------------------------
Common Stock, $0.01 Par Value                              12,976,060

                         PART I - FINANCIAL INFORMATION

                                      LADISH CO., INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands, Except Share and Per Share Data)

                                      For the Three Months           For the Nine Months
                                      Ended September 30,            Ended September 30,
                                  ---------------------------    ---------------------------
                                      2001           2000            2001           2000
                                  ------------   ------------    ------------   ------------

Net sales ....................... $    59,524    $    58,399     $   196,412    $   170,665

Cost of sales ...................      52,071         49,763         169,878        145,053
                                  -----------    -----------     -----------    -----------

     Gross income on sales.......       7,453          8,636          26,534         25,612

Selling, general and
 administrative expenses.........       1,558          3,538           8,214          8,482
                                  -----------    -----------     -----------    -----------

     Income from operations......       5,895          5,098          18,320         17,130

Other income (expense):
  Interest expense...............        (544)          (512)         (1,448)        (1,486)
  Other, net.....................          36              5              20             91
                                  -----------    -----------     -----------    -----------

     Income before provision
      for income taxes...........       5,387          4,591          16,892         15,735

Provision for income taxes.......       1,077            826           3,378          2,832
                                  -----------    -----------     -----------    -----------

     Net income.................. $     4,310    $     3,765     $    13,514    $    12,903
                                  ===========    ===========     ===========    ===========




Basic earnings per share......... $      0.33    $      0.29     $      1.04    $      0.98

Diluted earnings per share....... $      0.33    $      0.28     $      1.03    $      0.94

Basic weighted average
 shares outstanding.............   12,965,055     12,889,319      12,933,924     13,128,964

Diluted weighted average
 shares outstanding...........     13,225,001     13,647,165      13,172,065     13,778,539

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                   September 30,    December 31,
         Assets                                        2001             2000
         ------                                    -------------    ------------

Current assets:
  Cash and cash equivalents.......................   $   2,738       $   3,521
  Accounts receivable, less allowance
   of $348 and $337 respectively..................      44,451          38,615
  Inventories.....................................      56,758          54,942
  Prepaid expenses and other current assets.......         274             483
                                                     ---------       ---------
      Total current assets........................     104,221          97,561
                                                     ---------       ---------
Property, plant and equipment:
  Land and improvements...........................       4,637           4,622
  Buildings and improvements......................      25,719          25,484
  Machinery and equipment.........................     134,400         131,770
  Construction in progress........................      20,001          10,777
                                                     ---------       ---------
                                                       184,757         172,653
  Less - accumulated depreciation.................     (85,742)        (74,828)
                                                     ---------       ---------
      Net property, plant and equipment...........      99,015          97,825

Other assets  ....................................      10,980          10,377
                                                     ---------       ---------

      Total assets................................   $ 214,216       $ 205,763
                                                     =========       =========

         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities:
  Senior debt.....................................   $      --       $  15,000
  Accounts payable................................      25,225          25,057
  Accrued liabilities:
    Pensions......................................         255             332
    Postretirement benefits.......................       5,745           5,745
    Wages and salaries............................       5,780           4,201
    Taxes, other than income taxes................         229             243
    Interest......................................         471             163
    Profit sharing................................         912           1,366
    Paid progress billings........................       2,042           6,014
    Other.........................................       2,904           3,459
                                                     ---------       ---------
      Total current liabilities...................      43,563          61,580
Long term liabilities:
  Senior debt, less current portion...............          --          10,000
  Senior notes....................................      30,000              --
  Pensions .......................................       2,226           7,742
  Postretirement benefits.........................      37,292          38,682
  Other noncurrent liabilities....................         605             621
                                                     ---------       ---------
      Total liabilities...........................     113,686         118,625
                                                     ---------       ---------

Stockholders' equity:
  Common stock - authorized 100,000,000,
   issued and outstanding 14,573,515
   shares of $.01 par value as of
   September 30, 2001 and December 31, 2000.......         146             146
  Additional paid-in capital......................      83,283          83,804
  Retained earnings...............................      28,796          15,349
  Treasury stock, 1,597,455 and 1,661,038
   shares of common stock at cost as of
   September 30, 2001 and December 31, 2000,
   respectively...................................     (11,695)        (12,161)
                                                     ---------       ---------
      Total stockholders' equity..................     100,530          87,138
                                                     ---------       ---------

      Total liabilities and stockholders'
       equity.....................................   $ 214,216       $ 205,763
                                                     =========       =========

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     For the Nine Months
                                                      Ended September 30,
                                                   2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income........................................ $  13,514      $  12,903
  Adjustments to reconcile net income
   to net cash provided from (used for)
   operating activities:
    Depreciation....................................    10,918         10,554
    Amortization....................................       398            618
    Reduction in valuation allowance................     3,047          2,635
    Non-cash compensation (income) expense..........      (294)           810
    Other...........................................        --             12

  Change in assets and liabilities:
    Accounts receivable.............................    (5,836)        (9,153)
    Inventories.....................................    (1,816)        (8,362)
    Other assets....................................     ( 792)          (272)
    Accounts payable and accrued liabilities........    (3,017)        17,533
    Other liabilities...............................    (6,922)        (7,313)
                                                     ---------      ---------

      Net cash provided from (used for)
       operating activities.........................     9,200         19,965
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment........   (12,113)        (9,127)
  Proceeds from sale of property, plant
   and equipment....................................         5             54
  Acquisition of business...........................        --        (25,250)
                                                     ---------      ---------

      Net cash used for investing activities........   (12,108)       (34,323)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from (repayment of) senior debt..........   (25,000)        20,000
  Proceeds from senior notes........................    30,000             --
  Repurchase of common stock........................       (47)        (5,002)
  Retirement of warrants............................    (3,227)           (28)
  Issuance of common stock..........................       399             12
                                                     ---------      ---------

      Net cash provided from financing activities...     2,125         14,982
                                                     ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      (783)           624
CASH AND CASH EQUIVALENTS, beginning of period......     3,521          1,008
                                                     ---------      ---------

CASH AND CASH EQUIVALENTS, end of period............ $   2,738      $   1,632
                                                     =========      =========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)  Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2001 and December 31, 2000 and its results of operations and cash flows for the nine months ended September 30, 2001 and September 30, 2000. All adjustments are of a normal recurring nature.

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

The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

Inventories consisted of:

                                                 September 30,     December 31,
                                                     2001             2000
                                                 -------------     ------------

     Raw material and supplies                     $ 16,885          $ 16,319
     Work-in-process and finished goods              41,215            41,381
     Less progress payments                          (1,342)           (2,758)
                                                   --------          --------

           Total inventories                       $ 56,758          $ 54,942
                                                   ========          ========

(3)  Interest and Income Tax Payments

                                                       For the Nine Months
                                                       Ended September 30,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
         Interest                                  $ 1,332            $ 1,232
         Income taxes                                  807                433

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

(7)  Goodwill

The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill will no longer be amortized and the Company will cease to incur any expense related thereto. Rather, the assets associated with the goodwill will be assessed, at least annually, for impairment. During fiscal 2002, the Company will perform the first of the annual impairment tests of goodwill. As of December 31, 2000, the Company had approximately $8.9 million of goodwill on its balance sheet which was amortized at a rate of approximately $0.48 million annually.

                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position


RESULTS OF OPERATIONS
---------------------

Third Quarter 2001 Compared to Third Quarter 2000
-------------------------------------------------

Net sales for the three months ended September 30, 2001 were $59.5 million compared to $58.4 for the same period in 2000. The slight, 2%, increase in sales for the third quarter of 2001 was due to the softening of the aerospace market, particularly after September 11, 2001. Gross profit for the third quarter of 2001 declined to 12.5% of sales in contrast to 14.8% of sales in the third quarter of 2000 primarily as a result of product mix and margin pressures in 2001 and increased operating costs.

Selling, general and administrative expenses, as a percentage of sales, were 2.6% for the third quarter of 2001 compared to 6.1% for the same period in 2000. The variation in SG&A expenses between the periods was attributable to the Company's recognition of approximately $1.1 million in non-cash credit in 2001 and $.8 million in non-cash expenses in 2000 as a result of the impact of FIN 44 on stock option programs. Under the provisions of this interpretation, 320,000 options repriced at $8.25 per share are accounted for under variable accounting, which records compensation expense or benefit for increases or decreases in the market value of the Company's common stock until the options are exercised, forfeited or expire. Adjusting for this non-cash, accounting charge would have resulted in SG&A expenses being 4.5% of sales in the third quarter of 2001 and 4.7% of sales in the same period of 2000.

Interest expense for the period was $0.544 million in contrast to $0.512 million in 2000. The increase in interest expense was due to higher loan balances. During the third quarter of 2001, the Company's revolving debt had an interest rate equal to the LIBOR rate plus 0.80% per annum and the senior notes earn interest at the rate of 7.19% per annum.

The $1.08 million provision for income taxes for 2001 and $0.83 million for 2000, 20% and 18% respectively, represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions.
See "Liquidity and Capital Resources."

Net income for the third quarter of 2001 after non-cash compensation credit was $4.3 million, a 14.5% increase from the same period in 2000. The increase in profitability was due to improved sales volume in 2001, partially enhanced by the non-cash SG&A credit in 2001.

Nine Months 2001 Compared to Nine Months 2000
---------------------------------------------

For the first nine months of 2001, sales of $196.4 million reflected a 15.1% increase over the $170.7 million of sales for the three quarters of 2000. The sales growth reflects an expansion in the Company's aerospace market. Gross profit in the first nine months of 2001 was 13.5% in comparison to 15.0% in the same period in 2000. The decline in gross profit is primarily due to increased energy costs in the early portion of 2001 versus 2000 and the reduced employment expenses in 2000 due to the first quarter work stoppage.

SG&A expenses for the first three quarters of 2001 were 4.2% of sales in contrast to 5.0% of sales through September 30, 2000. As discussed above in the quarter discussion, the variation in SG&A expense is largely attributable to the non-cash, FIN 44 charges and credits. On a normalized basis, the Company's SG&A expenses typically approximate 4.5% of sales.

Lower interest rates in the first nine months of 2001 led to interest expense declining to $1.45 million for the period from $1.49 million in 2000.

As discussed above, the tax provisions of $3.4 million and $2.8 million, 20% and 18% respectively, for the first nine months of 2001 and 2000, represent largely non-cash accounting charges.

Net income for the period increased to $13.5 million from $12.9 million in the prior year. While total income was up in 2001 over 2000, as a percentage of sales there was a decline in profitability as a result of increased energy costs and higher employment costs without a work stoppage, along with higher implied tax rates.

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

On July 20, 2001 the Company sold $30 million of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a $50 million revolving line of credit which bears interest at a rate of LIBOR plus 0.80%. At September 30, 2001 $44.5 million was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of September 30, 2001.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 329,357 shares, or share equivalents, of its common stock during the first nine months of 2001. As of September 30, 2001, the Company has repurchased approximately 2.82 million shares, or share equivalents, of its common stock under the Program.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company's sales are made in U.S. dollars. The Company does not consider it subject to the market risks addressed by Item 305 of Regulation S-K.

                             ----------------------

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

None

Item 6.  Reports on Form 8-K
----------------------------

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LADISH CO., INC.




Date:  November 2, 2001                      By:  /s/  WAYNE E. LARSEN
     ----------------------                     --------------------------------
                                                  Wayne E. Larsen
                                                  Vice President Law/Finance
                                                  & Secretary