Form 10-K405
period 2001-12-31
LADISH CO INC
filed 2002-02-26
CIK 814250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    Form 10-K
                            -------------------------
(Mark One)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _________

                         Commission File Number 0-23539

                                Ladish Co., Inc.
            ( Exact name of registrant as specified in its charter )

               Wisconsin                               31-1145953
       ( State of Incorporation )        ( I.R.S. Employer Identification No. )

           5481 S. Packard Avenue
             Cudahy, Wisconsin                                53110
 ( Address of principal executive offices )               ( Zip Code )

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
                                                      Yes    X        No
                                                           ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant is $51,084,463 as of February 21, 2002.

                                   12,976,060
    ( Number of Shares of common stock outstanding as of February 21, 2002 )
================================================================================
                                                     (Continued on reverse side)

( Continued from cover page )

                       DOCUMENTS INCORPORATED BY REFERENCE

With the exception of those sections which are specifically incorporated by reference in this Form 10-K Annual Report from the proxy statement for the annual meeting of security holders in 2002, no other documents are to be deemed a part of this report.

                                     PART 1

Item 1.  Business

General

Ladish Co., Inc. ("Ladish" or the "Company") engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 93% of the Company's 2001 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 19% of the Company's 2001 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

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

                                                           Years Ended December 31,
                                                  1999               2000                2001
                                              -------------    ----------------      --------------
                                                             (Dollars in millions)
  Jet Engine Components......................  $124     73%       $163      71%       $181      72%
  Aerospace Components.......................    27     16%         48      21%         53      21%
  General Industrial Components..............    19     11%         19       8%         18       7%
                                             ------   ----      ------   -----      ------   -----
       Total.................................  $170    100%       $230     100%       $252     100%
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

Marketing and Sales

The product sales force, consisting primarily of sales engineers, is supported by the Company's metallurgical staff of approximately 100 engineers and technicians. These technically trained sales engineers, organized along product line and customer groupings, work with customers on an ongoing basis to monitor competitive trends and technological innovations. Additionally, sales engineers consult with customers regarding potential projects and product development opportunities. During the past few years, the Company has refocused its marketing efforts on the jet engine components market and the commercial aerospace industry.

The Company is actively involved with key customers in joint cooperative research and development, engineering, quality control, just-in-time inventory control and computerized process modeling programs. The Company has entered into strategic life-of-the-program contracts for a number of sole-sourced products with each of Rolls-Royce, Sikorsky and Snecma for major programs. The Company believes that these contracts are a reflection of the aerospace and industrial markets' recognition of the Company's manufacturing and technical expertise.

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

Customers

The Company's top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 60%, 53% and 52% of the Company's revenues in 1999, 2000 and 2001, respectively. Net sales to Rolls-Royce were 31%, 28% and 28%, United Technologies 18%, 16% and 15% and General Electric 11%, 9% and 9% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company's sales.

Caterpillar, Volvo, Techspace Aero and Snecma are also significant customers of the Company. Because of the relatively small number of customers for some of the Company's principal products, the Company's largest customers exercise significant influence over the Company's prices and other terms of trade.

Exports accounted for approximately 44%, 50% and 49% of total Company net sales in 1999, 2000 and 2001, respectively. Exports to England constituted approximately 27% 22% and 21%, respectively in the above years, of total Company net sales.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.3 million, $2.9 million and $3.7 million on applied research and development work during 1999, 2000 and 2001, respectively.

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

Raw Materials

Raw materials used by the Company in its metal components include alloys of titanium, nickel, steel, aluminum, tungsten and other high temperature alloys. The major portion of metal requirements for forged products are purchased from major metal suppliers producing forging quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials.

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

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The rapidly fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company's 2001 results and are likely to have a similar effect in 2002. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and hedging supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company's products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company's backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company's backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company's backlog was approximately $225 million, $271 million and $242 million as of December 31, 1999, 2000 and 2001, respectively. The Company's backlog declined by approximately 20% following the terrorist attack on September 11, 2001.

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

There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company's financial position or results of operations. All of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations. The Company was previously named a potentially responsible party at three "Superfund" sites. The Company's liability with respect to these sites has been resolved. Although the Company does not believe that the amount for which it may be held liable for any further administrative or wrap-up expense will be material and it has reserved approximately $250,000 for such loss, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected.

With respect to any past or future claim for any environmental, health or safety matter, the Company evaluates every such claim from both a technical and legal perspective, using outside consultants where necessary. The Company establishes a good faith estimate of its prospective risk associated with said claim and, where material, establishes a financial reserve for the estimated value of such claim.

Forward Looking Statements

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include market conditions and demand for the Company's products; the impact upon the commercial aerospace industry from the September 11, 2001 terrorist attack; competition; technologies; raw material and energy prices; interest rates and capital costs; taxes; unstable governments and business conditions in emerging economies; and legal, regulatory and environmental issues. Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Employees

As of December 31, 2001, the Company had approximately 1,193 employees, of whom 885 were engaged in manufacturing functions, 80 in executive and administrative functions, 180 in technical functions, and 48 in sales and sales support. At such date, approximately 680 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements.

                                                                                     Number of Employees
                                                                                  Represented by Collective
 Union                                                       Expiration Date        Bargaining Agreement
 -----                                                       ---------------        --------------------
 International Association of Machinists & Aerospace        February 23, 2003                  279
     Workers, Local 1862
 International Brotherhood of Boilermakers, Iron Ship       September 28, 2003                 171
     Builders, Blacksmiths, Forgers & Helpers,
     Subordinate Lodge 1509
 International Federation of Professional & Technical        August 24, 2003                   107
     Engineers, Technical Group, Local 92
 International Association of Machinists & Aerospace          March 23, 2003                    63
     Workers, Die Sinkers, Local 140
 Office & Professional Employees International Union,          July 4, 2004                     31
     Clerical Group, Local 35
 International Brotherhood of Electrical Workers, Local     November 16, 2003                   25
     662
 Service Employees International, Local 150                   April 20, 2003                     4

Management

    Name                         Age                  Position
    ----                         ---                  --------
    Kerry L. Woody................50    President & CEO and Director
    Wayne E. Larsen...............47    Vice President Law/Finance & Secretary
                                          and Director
    Gene E. Bunge.................56    Vice President, Engineering
    George Groppi.................53    Vice President, Quality & Metallurgy
    David L. Provan...............52    Vice President, Materials Management
    Gary J. Vroman................42    Vice President, Sales & Marketing
    Lawrence C. Hammond...........54    Vice President, Human Resources
    Randy B. Turner...............52    President - Pacific Cast Technologies,
                                          Inc. ("PCT")
    William J. Lazzari............52    President - Stowe Machine Co., Inc.
                                          ("Stowe")

Item 2.  Properties

The following table sets forth the location and size of the Company's three facilities:

                             Approximate Acreage     Approximate Square Footage
   Cudahy, Wisconsin                184.5                     1,650,000
   Windsor, Connecticut               8.2                        40,000
   Albany, Oregon                    14.0                       110,000

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol "LDSH".

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for each quarter of the years 1999, 2000 and 2001. At December 31, 2001 there were approximately 1,200 beneficial holders of the Company's common stock.

                                 Year Ended               Year Ended               Year Ended
                             December 31, 1999        December 31, 2000        December 31, 2001
                             -----------------        -----------------        -----------------
                             High         Low         High         Low            High       Low
                             ----         ---         ----         ---            ----       ---
    First quarter.........   $8.38        $6.72        $7.13         $6.13      $13.38    $10.00
    Second quarter........   $8.31        $6.41        $9.75         $6.13      $15.70    $10.02
    Third quarter.........   $8.63        $6.44       $15.25         $9.13      $16.20     $7.10
    Fourth quarter........   $7.50        $5.84       $12.94         $8.94      $11.72     $7.26

The Company has not paid cash dividends and currently intends to retain all its earnings to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data have been derived from the Financial Statements of the Company and have been audited. The financial data set forth below as of December 31, 1997, 1998, 1999, 2000 and 2001 and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the Financial Statements prepared of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                       Year Ended December 31,
                                                       (dollars in thousands, except income (loss) per share)
INCOME STATEMENT DATA                               1997           1998         1999         2000          2001
---------------------                               ------     ----------  -----------  -----------   ------------
Net sales.....................................    $209,816      $226,767     $170,241     $230,148      $252,417
Income from operations........................      24,387        24,557       11,990       22,752        22,759
Interest expense..............................       3,334         1,256          810        2,017         2,047
Net income....................................      18,902        21,372        9,703       17,108        16,412
Basic earnings per share......................        3.63          1.76         0.71         1.31          1.27
Diluted earnings per share....................        1.52          1.55         0.67         1.25          1.25
Dividends paid ...............................          --            --           --           --            --
Shares used to compute earnings per share
   Basic......................................    5,208,251    12,155,484   13,715,555   13,075,188     12,944,545
   Diluted....................................   12,469,818    13,826,133   14,513,261   13,668,574     13,154,528

                                                                            December 31,
BALANCE SHEET DATA                                  1997           1998         1999         2000          2001
------------------                             -----------     ----------  -----------  -----------   ------------
Total assets..................................    $165,461      $172,893     $159,583     $205,763      $210,750
Net working capital...........................      32,292        40,049       39,007       35,981        59,532
Total debt....................................      39,716         3,500           --       25,000        30,000
Stockholders' equity..........................       5,017        68,646       73,467       87,138       104,590

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales for the year ending December 31, 2001 were $252.4 million, a 10% increase over fiscal 2000. The growth in sales is attributable to a strong global aerospace market along with capacity and capability expansion at both PCT and Stowe. Sales growth for the year was negatively impacted in the fourth quarter of 2001 due to the September 11, 2001 terrorist attack and the resulting downturn in the commercial aerospace market. Gross profit in 2001 of $33.8 million or 13.4% of sales reflected a decline from the 2000 levels of $34.5 million and 14% of sales. This decrease in profitability in 2001 is a result of increased energy costs in the first half of the year, lower employment costs in 2000 due to the work stoppage and margin pressures from the Company's main customers.

In fiscal 2001, selling, general and administrative expenses of $11.1 million represented 4.4% of sales. This was in contrast with the $11.7 million, or 5.1% of sales, of selling, general and administrative expenses incurred in 2000. The decrease in SG&A expenses in 2001 is largely attributable to the stability of the Company's common stock price and the avoidance of imputed compensation expense associated with repriced stock options and FIN 44.

The slight increase in interest expense in 2001 is due to the higher debt level associated with the $30 million private placement of notes in July 2001. The notes bear interest at a rate of 7.19% per annum. The Company did not have any indebtedness outstanding at year end under the senior credit facility.

The Company's pretax income for the twelve months ending December 31, 2001 of $20.5 million, or 8.1% of sales, is a reduction from the $20.9 million, or 9.1% of sales, of pretax income in fiscal 2000. As discussed above with respect to gross income, 2001 earnings were down from 2000 due to energy costs, the 2000 strike and margin pressure from customers.

The 2001 tax provision of $4.1 million, an implied rate of 20%, primarily reflects a non-cash accounting charge associated with the Company's use of its net operating losses ("NOLs"). The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

At December 31, 2001 contract backlog at the Company was $242 million. This represents an 11% decrease from the $271 million of contract backlog at the end of 2000. The decline in backlog is attributable to a downturn in the global aerospace market following the September 11, 2001 terrorist attack.

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

On April 13, 2001, the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility was comprised of a $16,000 term facility with a three-year maturity and a $39,000 revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

On July 20, 2001, the Company sold $30,000 of senior notes ("Senior Notes") in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Senior Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a maximum of $50,000 revolving line of credit which bears interest at a rate of LIBOR plus 0.80%. As of December 31, 2001, approximately $44,600 was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of December 31, 2001.

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $22 million as of December 31, 2001. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

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

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors, the Company repurchased 329,357 shares, or share equivalents, of its common stock during 2001. As of December 31, 2001, the Company has repurchased a total of 2,822,235 shares, or share equivalents, of its common stock under the Program. The Company funded the Program with approximately $19.5 million of cash generated from operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change public accounting firms in 2001, and there have been no disagreements on accounting and financial disclosure with the Company's public accounting firm, Arthur Andersen LLP.

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

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned "Executive Officers of the Registrant" is incorporated by reference. The list of Directors of the Company is as follows:

                 Name                                    Age
                 ----                                    ---
                 Lawrence W. Bianchi                     61
                 Margaret Bertelsen Hampton              43
                 Leon A. Kranz                           62
                 Wayne E. Larsen                         47
                 Scott D. Roeper                         42
                 Robert W. Sullivan                      43
                 Kerry L. Woody                          50

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 61. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998 Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi's principal occupation is investments.

Gene E. Bunge, 56. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1973. He has a B.S.E.E. from the Milwaukee School of Engineering.

George Groppi, 53. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of Production Control and recently assumed the position of Manager of Quality & Metallurgy. Mr. Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 54. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

Margaret Bertelsen Hampton, 43. Director since 2001. Ms. Hampton has been a Portfolio Manager at Grace Brothers Ltd., an Evanston, Illinois based investment management firm, since 1997. Previously, Ms. Hampton was a Managing Director for First Chicago Capital Corporation, a position she held for more than five years.

Leon A. Kranz, 62. Director since 2001. Mr. Kranz is President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he has held for ten years.

Wayne E. Larsen, 47. Director since 1997. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges and the South Shore YMCA of Milwaukee. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

William J. Lazzari, 52. Mr. Lazzari has been President of Stowe Machine Co., Inc. ("Stowe") since 2000. He was General Manager at Stowe for over four years prior to becoming President. He holds a B.S. in Marketing from the University of Hartford.

David L. Provan, 52. Mr. Provan has served as Vice President, Materials Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor's Degree in Business Administration from the University of Wisconsin-Parkside.

Scott D. Roeper, 42. Director since 2001. Mr. Roeper is a Managing Director and Partner for Facilitator Capital Fund ("FCF"), a Wisconsin-based private equity fund. Prior to joining FCF in 1999, Mr. Roeper was a senior banker for Firstar Bank since 1990. Mr. Roeper is a Director of numerous FCF portfolio companies.

Robert W. Sullivan, 43. Director since 1993. Mr. Sullivan is President of The Plitt Company, a seafood distribution concern. Previously Mr. Sullivan had been President of The Martec Group, a sales and marketing consulting group for more than five years.

Randy B. Turner, 52. Mr. Turner has served as President of Pacific Cast Technologies, Inc. ("PCT") since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 42. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 50. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a Director of Vilter Manufacturing Co. and Milwaukee Lutheran College. Mr. Woody has a B.S. in Engineering from Milliken University.

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

Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LADISH CO., INC.



                                         By:   /s/    WAYNE E. LARSEN
                                             -----------------------------------
                                                     Wayne E. Larsen
February 22, 2002                         Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date

 /s/ KERRY L. WOODY               President and Chief         February 22, 2002
-------------------------------   Executive Officer
       Kerry L. Woody             (Principal Executive
                                  Officer), Director

 /s/ WAYNE E. LARSEN              Vice President Law/         February 22, 2002
-------------------------------   Finance & Secretary
       Wayne E. Larsen            (Principal  Financial
                                  and Accounting Officer),
                                  Director

 /s/ LAWRENCE W. BIANCHI          Director                    February 22, 2002
-------------------------------
       Lawrence W. Bianchi

 /s/ MARGARET BERTELSEN HAMPTON   Director                    February 22, 2002
-------------------------------
     Margaret Bertelsen Hampton

 /s/ LEON A. KRANZ                Director                    February 22, 2002
-------------------------------
       Leon A. Kranz

 /s/ SCOTT D. ROEPER              Director                    February 22, 2002
-------------------------------
       Scott D. Roeper

 /s/ ROBERT W. SULLIVAN           Director                    February 22, 2002
-------------------------------
       Robert W. Sullivan

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

  10 (c)      Amendment No. 1 dated April 13, 2001 to Credit
              Agreement dated April 14, 2000 among Ladish Co.,
              Inc. and Firstar Bank Milwaukee, N.A. and the
              Financial Institutions Parties thereto.                     X-2

  10 (d)      Amendment No. 2 dated July 17, 2001 to Credit
              Agreement dated April 14, 2000 among Ladish Co.,
              Inc. and Firstar Bank Milwaukee, N.A. and the
              Financial Institutions Parties thereto.                     X-6

  10 (e)      Note Purchase Agreement dated July 20, 2001 between
              Ladish Co., Inc. and the Purchasers  listed
              therein.                                                    X-9

  10 (f)      Agreement dated September 15, 1995 between Ladish
              Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

     21       List of Subsidiaries of the Company.                        X-52

     23       Consent of Independent Public Accountants.                  X-53

     99       Definitive Proxy Statement for the 2001 Annual
              Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year and, upon such filing, incorporated herein by reference).

Ladish Co., Inc.

Consolidated Financial Statements
As of December 31, 2000 and 2001
Together with Report of Independent Public Accountants

Report of Independent Public Accountants



To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc., a Wisconsin corporation, and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



  /s/  Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 23, 2002

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2000 and 2001
(Dollars in Thousands Except Per Share Data)



                          Assets                        2000           2001
                          ------                    ----------------------------
Current Assets:
   Cash and Cash Equivalents                             $3,521         $3,962
   Accounts Receivable, Less Allowance
     of $337 and $341, Respectively                      38,615         37,719
   Inventories                                           54,942         53,059
   Prepaid Expenses and Other Current Assets                483            635
                                                    ----------------------------
         Total Current Assets                            97,561         95,375

Property, Plant and Equipment:
   Land and Improvements                                  4,622          4,637
   Building and Improvements                             25,484         27,521
   Machinery and Equipment                              131,770        139,174
   Construction in Progress                              10,777         19,271
                                                    ----------------------------
                                                        172,653        190,603
   Less- Accumulated Depreciation                       (74,828)       (88,320)
                                                    ----------------------------

         Net Property, Plant and Equipment               97,825        102,283

Other Assets                                             10,377         13,092
                                                    ----------------------------
         Total Assets                                  $205,763       $210,750
                                                    ============================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2000 and 2001
(Dollars in Thousands Except Per Share Data)

               Liabilities and Stockholders' Equity                 2000           2001
               ------------------------------------            ----------------------------

Current Liabilities:
   Current Portion of Senior Debt                                  $15,000    $          -
   Accounts Payable                                                 25,057         21,235
   Accrued Liabilities-
     Pensions                                                          332            153
     Postretirement Benefits                                         5,745          5,308
     Wages and Salaries                                              4,201          4,111
     Taxes, Other Than Income Taxes                                    243            263
     Interest                                                          163          1,002
     Profit Sharing                                                  1,366            812
     Paid Progress Billings                                          6,014            473
     Other                                                           3,459          2,486
                                                               ----------------------------
         Total Current Liabilities                                  61,580         35,843

Long-Term Liabilities:
   Senior Debt-Less Current Portion                                 10,000              -
   Senior Notes                                                          -         30,000
   Pensions                                                          5,610              -
   Postretirement Benefits                                          38,682         37,286
   Officers' Deferred Compensation                                   2,147          2,426
   Other Noncurrent Liabilities                                        606            605
                                                               ----------------------------
         Total Liabilities                                         118,625        106,160

Stockholders' Equity:
   Common Stock-Authorized 100,000,000, Issued
     and Outstanding 14,573,515 Shares of
     $.01 Par Value                                                    146            146
   Additional Paid-In Capital                                       83,804         84,445
   Retained Earnings                                                15,349         31,694
   Treasury Stock, 1,661,038 and 1,597,455 Shares,
     Respectively, of Common Stock, at Cost                        (12,161)       (11,695)
                                                               ----------------------------
         Total Stockholders' Equity                                 87,138        104,590
                                                               ----------------------------
         Total Liabilities and Stockholders' Equity               $205,763       $210,750
                                                               ============================



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

                                                                       Years Ended December 31,
                                                               ------------------------------------------
                                                                   1999          2000           2001
                                                               ------------- -------------  -------------
Net Sales                                                         $170,241      $230,148       $252,417

Cost of Sales                                                      151,065       195,657        218,606
                                                               ------------- -------------  -------------

         Gross Profit                                               19,176        34,491         33,811

Selling, General and Administrative
   Expenses                                                          7,186        11,739         11,052
                                                               ------------- -------------  -------------

         Income from Operations                                     11,990        22,752         22,759

Other (Income) Expense:
   Interest Expense                                                    810         2,017          2,047
   Other, Net                                                         (236)         (128)           197
                                                               ------------- -------------  -------------

         Income Before Provision for Income Taxes                   11,416        20,863         20,515

Provision for Income Taxes                                           1,713         3,755          4,103
                                                               ------------- -------------  -------------

         Net Income                                                 $9,703       $17,108        $16,412
                                                               ============= =============  =============

Earnings Per Share:
   Basic                                                            $0.71         $1.31          $1.27
   Diluted                                                          $0.67         $1.25          $1.25


The accompanying notes to consolidated financial statements are an integral part of these statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders' Equity
(Dollars in Thousands Except Per Share Data)


                                                                              Retained
                                          Common Stock        Additional      Earnings        Treasury
                                    -------------------------   Paid-in     (Accumulated       Stock,
                                       Shares       Amount      Capital       Deficit)         at Cost       Total
                                    -------------- ---------- ------------ ----------------  ------------ ------------
Balance, December 31, 1998             14,013,667     $140       $81,661       $(11,462)        $(1,693)     $68,646

   Net Income                                   -        -             -          9,703               -        9,703
   Issuance of Common Stock                 2,000        -            12              -               -           12
   Retirement of Warrants                       -        -        (3,253)             -               -       (3,253)
   Exercise of Warrants                   302,739        3           207              -               -          210
   Purchase of Treasury Stock                   -        -             -              -          (3,517)      (3,517)
   Reduction in Valuation
     Allowance Related To
     Pre-Restructuring NOLs                     -        -         1,666              -               -        1,666
                                    --------------  --------  ------------   ------------    ------------ ------------

Balance, December 31, 1999             14,318,406      143        80,293         (1,759)         (5,210)      73,467

   Net Income                                   -        -             -         17,108               -       17,108
   Issuance of Common Stock                 1,500        -            12              -               -           12
   Retirement of Warrants                       -        -          (495)             -               -         (495)
   Exercise of Warrants                   253,609        3           301              -               -          304
   Purchase of Treasury Stock                   -        -             -              -          (6,951)      (6,951)
   Retirement of Stock Options                  -        -          (125)             -               -         (125)
   Compensation Expense Related to
     Stock Options                              -        -           320              -               -          320
   Reduction in Valuation
     Allowance Related to
     Pre-Restructuring NOLs                     -        -         3,498              -               -        3,498
                                    --------------  --------  ------------   ------------    ------------ ------------

Balance, December 31, 2000             14,573,515      146        83,804         15,349         (12,161)      87,138

   Net Income                                   -        -             -         16,412               -       16,412
   Issuance of Common Stock                     -        -             -            (67)            466          399
   Retirement of Warrants                       -        -        (3,227)             -               -       (3,227)
   Retirement of Stock Options                  -        -           (47)             -               -          (47)
   Compensation Expense
     Related to Stock Options                   -        -            75              -               -           75
   Reduction in Valuation
     Allowance Related to
     Pre-Restructuring NOLs                     -        -         3,840              -               -        3,840
                                    --------------  --------  ------------   ------------    ------------ ------------

Balance, December 31, 2001             14,573,515     $146       $84,445        $31,694        $(11,695)    $104,590
                                    ==============  ========  ============   ============    ============ ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)
                                                                                    Years Ended December 31,
                                                                              --------------------------------------
                                                                                  1999        2000         2001
                                                                              ------------- ----------  ------------
Cash Flows from Operating Activities:
   Net Income                                                                     $9,703      $17,108      $16,412
     Adjustments to Reconcile Net Income to Net Cash
       Provided by (Used for) Operating Activities-
         Depreciation                                                             11,755       13,402       14,197
         Amortization                                                                506          515          537
         Reduction in Pre-Restructuring Valuation Allowance                        1,666        3,498        3,840
         Non-Cash Compensation Expense Related to Stock Options                        -          320           75
         Loss on Disposal of Property, Plant and Equipment                            35           29          240
   Changes in Assets and Liabilities-
     Accounts Receivable                                                          11,398       (9,798)         896
     Inventories                                                                   1,507       (7,344)       1,883
     Other Assets                                                                   (634)        (880)      (3,404)
     Accounts Payable and Accrued Liabilities                                    (10,062)      13,786      (10,737)
     Other Liabilities                                                            (4,633)      (9,183)      (6,728)
                                                                              ------------- ----------  ------------
           Net Cash Provided by Operating Activities                              21,241       21,453       17,211
                                                                              ------------- ----------  ------------

Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                                     (7,792)     (12,018)     (18,958)
   Proceeds from Sale of Property, Plant and Equipment                                33          583           63
   Acquisition of Businesses                                                     (11,593)     (25,250)           -
   Collection of Funds Placed in Escrow                                            3,650            -            -
                                                                              ------------- ----------  ------------
           Net Cash Used for Investing Activities                                (15,702)     (36,685)     (18,895)
                                                                              ------------- ----------  ------------

Cash Flows from Financing Activities:
   (Repayment of) Proceeds from Senior Debt                                       (3,500)      25,000      (25,000)
   Proceeds from Senior Notes                                                          -            -       30,000
   Issuance of Common Stock                                                           12           12          399
   Retirement of Warrants                                                         (3,253)        (495)      (3,227)
   Exercise of Warrants                                                              210          304            -
   Repurchase of Common Stock                                                     (3,517)      (7,076)         (47)
                                                                              ------------- ----------  ------------
           Net Cash (Used in) Provided by Financing Activities                   (10,048)      17,745        2,125
                                                                              ------------- ----------  ------------

(Decrease) Increase in Cash and Cash Equivalents                                  (4,509)       2,513          441

Cash and Cash Equivalents, Beginning of Period                                     5,517        1,008        3,521
                                                                              ------------- ----------  ------------

Cash and Cash Equivalents, End of Period                                          $1,008       $3,521       $3,962
                                                                              ============= ==========  ============

Supplemental Cash Flow Information:
   Income Taxes Paid                                                                $177         $560         $875
   Interest Paid                                                                    $742       $1,897       $1,385

The accompanying notes to consolidated financial statements are an integral part of these statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

(1)  Business Information-

     Ladish Co., Inc. (the "Company"), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the engine, aerospace and industrial markets, for both domestic and international customers. The Company operates as a single segment. Net sales to the engine, aerospace and industrial markets were approximately 73%, 16% and 11% in 1999, 71%, 21% and 8% in 2000 and 72%, 21% and 7% in 2001, respectively, of total Company net sales.

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

     In 1999, 2000 and 2001, respectively, the Company had three customers that collectively accounted for approximately 60%, 53% and 52%, respectively, of total Company net sales. Net sales to Rolls-Royce were 31%, 28% and 28%, United Technologies 18%, 16% and 15% and General Electric 11%, 9% and 9% of total Company net sales for the respective years.

     Exports accounted for approximately 44%, 50% and 49% of total Company net sales in 1999, 2000 and 2001, respectively, with exports to England constituting approximately 27%, 22% and 21%, respectively, of total Company net sales.

     As of December 31, 2001, approximately 57% of the Company's employees were represented by one of seven collective bargaining units. The collective bargaining agreements with most of these units will expire during the year 2003. The Company does not anticipate that work stoppages will arise in connection with the renewal of these agreements in the future.

(2)  Summary of Significant Accounting Policies-

     (a) Cash and Cash Equivalents-

         The Company considers marketable securities with maturities of less than three months to be cash equivalents and are shown as a component of cash and cash equivalents on the balance sheets.

     (b) Outstanding Checks-

         Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable in the accompanying consolidated balance sheets. These checks amounted to $5,416 and $3,905 as of December 31, 2000 and 2001, respectively.

     (c) Inventories-

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory values include material and conversion costs.

         Inventories consist of the following:
                                                          December 31,
                                                    -------------------------
                                                       2000         2001
                                                    ------------ ------------

         Raw Materials                                 $16,319      $16,996
         Work-in-Process and Finished                   41,381       37,057
                                                    ------------ ------------
                                                        57,700       54,053
         Less Progress Payments                         (2,758)        (994)
                                                    ------------ ------------
                  Total Inventories                    $54,942      $53,059
                                                    ============ ============

     (d) Property, Plant and Equipment-

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

         Land Improvements                        30 or 39 years
         Buildings and Improvements               30 or 39 years
         Machinery and Equipment                    5 to 12 years

     (e) Goodwill-

         Goodwill represents the excess of the purchase price over the fair value of identifiable net assets relating to the 1997 acquisition of Stowe, the 1999 acquisition of Adco, and the 2000 acquisition of PCT. Goodwill is included in other assets and is being amortized on a straight-line basis over 20 years. As of December 31, 2001, unamortized goodwill amounted to $8,435. Amortization expense was $316, $484 and $490 in 1999, 2000 and 2001, respectively. The Company evaluates goodwill to assess recoverability from future operations of the acquired assets which generated the goodwill. Impairments are recognized in operating results to the extent that carrying value exceeds fair value. See Footnote (2)(k) for further discussion of the impact FASB No. 142 will have on the goodwill of the Company.

     (f) Fair Values of Financial Instruments-

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

     (k) New Accounting Pronouncements-

         Revenue Recognition--In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or "SAB 101." SAB 101 provides guidance on a variety of revenue recognition matters and must be adopted no later than the fourth quarter of 2000. As the Company's accounting policies were consistent with the provisions of SAB 101, there was not any impact on its financial statements.

         Derivatives--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or "SFAS 133." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The Company adopted SFAS 133 effective January 1, 2001. The Company continues to assess the impact of this standard with new transactions and is not currently impacted by this standard.

         Goodwill and Intangibles--In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangibles," or "SFAS 142." SFAS 142 establishes accounting standards that preclude the continued amortization of goodwill and other indefinite lived intangible assets. These assets will be subject to annual fair value impairment tests. The Company is currently evaluating the impact of this standard, but does not expect the adoption to have any impact on the goodwill recorded as of January 1, 2002 when adopted. The current annual amortization expense of approximately $490 will no longer be recorded when adopted.

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

     On April 13, 2001, the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility was comprised of a $16,000 term facility with a three-year maturity and a $39,000 revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

     On July 20, 2001, the Company sold $30,000 of senior notes ("Senior Notes") in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Senior Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a maximum $50,000 revolving line of credit which bears interest at a rate of LIBOR plus 0.80%. As of December 31, 2001, approximately $44,600 was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of December 31, 2001.

     Senior Subordinated Secured Notes and Warrants-

     In 1995 and 1996, the Company issued senior subordinated notes ("Subor-dinated Notes") to a few of the Company's stockholders. The noteholders also received warrants with each Subordinated Note purchased. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash, or by the surrender of already outstanding Ladish common stock, or other warrants having a fair value equal to the exercise price. The warrants expire ten years from the date of issuance. In March 1998, the Subordinated Notes were paid in full.

     Warrants outstanding and exercisable were 660,787, 354,767 and 32,076 as of December 31, 1999, 2000 and 2001, respectively.

(4)  Stockholders' Equity-

     Under the common stock repurchase program authorized by the Company's Board of Directors, the Company repurchased 329,357 shares of its common stock, or common stock equivalents during 2001. The Company funded this repurchase program with approximately $3,300 of the cash generated from operations. As of December 31, 2001, the Company has repurchased a total of 2,822,235 shares of its common stock, or common stock equivalents for a total of approximately $19,500 under the repurchase program.

     The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 963,333 options have been granted. These options expire ten years from the grant date. Options issued under the Plan in 1999, 2000 and 2001, were 76,000, 6,500 and 130,000 options, respectively. These options vest over two years. As of December 31, 2001, 753,167 options remain outstanding.

     The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in 1999, 2000 and 2001. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net income and diluted earnings per share would have been as follows:

                                                              Year Ended December 31,
                                       -----------------------------------------------------------------------
                                                1999                    2000                    2001
                                       ----------------------- ----------------------- -----------------------
                                           As          Pro         As          Pro         As          Pro
                                        Reported      Forma     Reported      Forma     Reported      Forma
                                       ------------ ---------- ------------ ---------- ------------ ----------
     Net Income                          $9,703      $9,202      $17,108     $16,506     $16,412     $15,542

     Diluted Earnings Per Share           $0.67       $0.63       $1.25       $1.21       $1.25       $1.18

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

     The fair value of the option grants in 1999, 2000 and 2001 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions:

                              Weighted Average       Weighted Average                              Weighted Average
                                 Risk Free               Expected           Weighted Average        Black-Scholes
              Year             Interest Rate          Remaining Lives       Volatility Factor        Option Price
              ----             -------------          ---------------       -----------------        ------------
              1999                 5.72%                 10 Years                45.11%                 $5.06
              2000                 5.51%                 10 Years                39.98%                 $6.12
              2001                 4.92%                 10 Years                41.46%                 $6.38

     A summary of options for 1999, 2000 and 2001 is as follows:

                                           1999                       2000                        2001
                                --------------------------- -------------------------- ----------------------------
                                                Weighted                   Weighted                      Weighted
                                                 Average                    Average                       Average
                                                Exercise                   Exercise                      Exercise
                                  Options         Price       Options        Price        Options         Price

     Outstanding at Beginning
        of Year                   1,135,604      $11.00       1,209,604      $10.83      1,189,604       $10.92
     Granted                         76,000        8.18           6,500        8.25        130,000        10.50
     Forfeited                            -        -                  -        -                 -         -
     Exercised                       (2,000)       6.00         (26,500)       6.13        (70,249)        6.24
                                -------------  ----------   -------------  ----------  -------------   ---------
     Outstanding at End
       of Year                    1,209,604      $10.83       1,189,604      $10.92      1,249,355       $11.14
                                =============  ==========   =============  ==========  =============   =========
     Exercisable at End
       of Year                      973,604      $11.47       1,145,104      $11.03      1,116,105       $11.23
                                =============  ==========   =============  ==========  =============   =========

     The options outstanding and exercisable as of December 31, 2001 consist of the following:

                                                          Weighted Average            Average
       Range of          Number of Options                 Exercise Price            Remaining
       Exercise    ------------------------------- -------------------------------  Contractual
        Prices      Outstanding     Exercisable     Outstanding     Exercisable        Life
     ------------- --------------  --------------- --------------- --------------- --------------

     $5 to $10         623,167          619,917         $7.41            $7.41          6.06
     $10 to $15        350,528          220,528         11.44            12.00          4.27
     $15 to $20        165,396          165,396         18.00            18.00          1.33
     $20 to $25        110,264          110,264         21.00            21.00          1.33
                   -------------    -------------    ----------       ---------        -------
                     1,249,355        1,116,105        $11.14           $11.23          4.51
                   =============    =============    ==========       =========        =======

     In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," addresses the accounting for modifications to outstanding stock options and became effective on July 1, 2000. As a result, the Company recorded an additional $320 and $75 of compensation expense in 2000 and 2001, respectively, relating to the modified stock options.

(5)  Research and Development-

     Research and Development costs are expensed as incurred. These costs were $3,265, $2,921 and $3,709 in 1999, 2000 and 2001, respectively. Research and Development costs funded by customers, amounting to $862, $728 and $1,518 in 1999, 2000 and 2001, respectively, have been recorded as sales.

     Revenues from Research and Development funded by customers are recognized when the related product is shipped or the services are provided.

(6)  Leases-

     Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2006. Rental expense was $261, $154 and $145 in 1999, 2000 and 2001, respectively.

     Minimum lease obligations under noncancelable operating leases are as follows:

     2002                            $132
     2003                             108
     2004                              93
     2005                              54
     2006 and Thereafter               54
                                   --------
          Total                      $441
                                   ========

(7)  Income Taxes-

     The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards are approximately $22,000 as of December 31, 2001. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

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

     Components of the deferred income taxes are as follows:

                                                             December 31,
                                                         ---------------------
                                                           2000       2001
                                                         ---------- ----------
     Current Deferred Tax Assets:
        Inventory Adjustments                             $   629    $   899
        Accrued Employee Costs                              1,293      1,421
        Pension Benefits                                       19         14
        Postretirement Healthcare Benefits                  2,298      2,123
        Other                                                 598      1,245
                                                         ---------- ----------
              Total Current Deferred Tax Assets             4,837      5,702

     Current Valuation Allowance                           (4,837)    (5,702)
                                                         ---------- ----------
              Net Current Deferred Taxes                 $      -   $      -
                                                         ========== ==========

                                                               December 31,
                                                         -----------------------
                                                            2000        2001
                                                         ----------- -----------
     Noncurrent Deferred Tax Assets and
      (Liabilities):
        Property, Plant and Equipment                      $(14,879)   $(13,436)
        Operating Loss Carryforwards                         13,793       8,818
        Pension Benefits                                      2,815        (390)
        Postretirement Healthcare Benefits                   15,473      14,914
        Other                                                   257         210
                                                         ----------- -----------
              Total Net Noncurrent Deferred Tax
                Assets                                       17,459      10,116

     Noncurrent Valuation Allowance                         (17,459)    (10,116)
                                                         ----------- -----------
              Net Noncurrent Deferred Taxes              $        -  $        -
                                                         =========== ===========

     A summary of the Company's effective tax rates is as follows:

                                                                 1999        2000        2001
                                                              ----------- ----------- -----------
     Pretax Book Income                                         $11,416     $20,863     $20,515
                                                              =========== =========== ===========

     Federal Tax at Statutory Rate                               $3,996      $7,302      $7,180
     State Tax at Statutory Rate                                    571       1,043       1,026
     Foreign Sales Tax Credits                                        -        (304)     (1,217)
     Post Restructuring Net Operating Losses Utilized            (2,854)     (4,286)     (2,886)
                                                              ----------- ----------- -----------
              Total Provision                                    $1,713      $3,755      $4,103
                                                              =========== =========== ===========
     Effective Tax Rate                                          15.0%       18.0%       20.0%
                                                              =========== =========== ===========

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

     The following is a reconciliation of the change in benefit obligation and plan assets for the years ended December 31, 2000 and 2001:

                                                                                           Postretirement
                                                               Pension Benefits               Benefits
                                                           -------------------------- -------------------------
                                                                 December 31,               December 31,
                                                           -------------------------- -------------------------
                                                               2000         2001         2000         2001
                                                           -------------------------- ------------ ------------
     Change in Benefit Obligation:
        Projected Benefit Obligation at Beginning of
          Year                                                $166,017     $163,323      $46,183       $42,786
        Service Cost                                             1,322          672          333           307
        Interest Cost                                           13,696       13,882        3,597         3,417
        Amendments                                               1,016            -            -             -
        Actuarial (Gains) Losses                                    13        7,908       (1,582)          319
        Benefits Paid                                          (18,741)     (18,501)      (5,745)       (5,308)
                                                           -------------------------- ------------ ------------
        Projected Benefit Obligation at End of Year           $163,323     $167,284      $42,786       $41,521
                                                           ========================== ============ ============

     Change in Plan Assets:
        Plan Assets at Fair Value at Beginning of Year        $215,007     $217,200   $        -   $         -
        Actual Return on Plan Assets                            20,400      (14,039)           -             -
        Company Contributions                                      534          422        5,745         5,308
        Benefits Paid                                          (18,741)     (18,501)      (5,745)       (5,308)
                                                           -------------------------- ------------ ------------
        Plan Assets at Fair Value at End of Year              $217,200     $185,082   $        -   $         -
                                                           ========================== ============ ============

     Funded Status of Plan                                     $53,877      $17,798     $(42,786)     $(41,521)
     Unrecognized Prior Service Cost                             3,832        3,372            -             -
     Unrecognized Net Actuarial Gain                           (63,651)     (18,795)      (1,641)       (1,073)
                                                           -------------------------- ------------ ------------
     Net Prepaid (Accrued) Benefit Cost                        $(5,942)      $2,375     $(44,427)     $(42,594)
                                                           ========================== ============ ============

     Weighted Average Assumptions:
        Discount Rate                                         8.50%        8.00%         8.50%         8.00%
        Rate of Increase in Compensation Levels               3.00%        3.00%           -             -
        Expected Long-Term Rate of Return on Assets           9.25%        9.25%           -             -

     The components of the net periodic benefit costs for the years ended December 31, 1999, 2000 and 2001, respectively, are:

                                                          Pension Benefits              Postretirement Benefits
                                                   -------------------------------- --------------------------------
                                                     1999       2000       2001        1999       2000       2001
                                                   ---------- --------------------- ----------- ---------- ---------
     Service Cost-Benefit Earned During
        the Period                                    $1,318     $1,322   $   672        $361       $333       $307
     Interest Cost on Projected Benefit
        Obligation                                    13,310     13,696    13,882       3,612      3,597      3,417
     Actual Return on Plan Assets                    (27,274)   (20,400)   14,039           -          -          -
     Net Amortization and Deferral                    10,295     (1,592)  (36,488)       (192)      (238)      (249)
                                                   ---------- --------------------- ----------- ---------- ---------
            Net Periodic Benefit Cost (Income)       $(2,351)   $(6,974)  $(7,895)     $3,781     $3,692     $3,475
                                                   ========== ===================== =========== ========== =========

     Assumptions used in the determination of net periodic benefit costs for these years are:

                                                 1999       2000       2001
                                               ---------- ---------- ----------

     Discount Rate                               7.50%      8.25%      8.50%
     Rate of Increase in Compensation
        Levels                                   3.00%      3.00%      3.00%
     Expected Long-Term Rate of Return
        on Assets                                9.25%      9.25%      9.25%

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                                           1%           1%
                                                                        Increase     Decrease
                                                                       ------------ ------------

     Effect on Total of Service and Interest Cost Components                $178        $(162)

     Effect on Postretirement Healthcare Benefit Obligation               $2,434      $(2,209)

     During 1999, the Company offered certain employees a one-time early-retirement program that resulted in additional pension expense of $2,096. The impact of the additional liability is included in the amendments in the benefit obligation reconciliation.

     As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $777 and $1,413 to these plans during 2000 and 2001, respectively.

(9)  Officers' Deferred Compensation Plan-

     Certain officers have deferred compensation agreements which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the Rabbi Trust, of $2,147 and $2,426 as of December 31, 2000 and 2001, respectively, has been recorded under these agreements as actuarially determined. The expense was $114, $252 and $292 in 1999, 2000 and 2001, respectively.

     The Company established a Rabbi Trust in July of 1998 to fund a portion of this plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

(10) Profit Sharing-

     The Cudahy site has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on pretax income in 1999, net income in 2000 and 2001, and is payable no later than February 15th of the subsequent year. The expense was $958, $1,366 and $812 in 1999, 2000 and 2001, respectively. PCT has a profit sharing program called "Gainshare" in which all employees are eligible to participate. The Gainshare pool is calculated based on various internal operating measurements. The expense was $469 and $691 in 2000 and 2001, respectively.

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

(12) Earnings Per Share-

     Basic earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net income by the average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

     The following shares were used to calculate basic and diluted earnings per share:

                                                                               December 31,
                                                               ----------------------------------------------
                                                                     1999          2000            2001
                                                               -------------- --------------- ---------------

     Average Basic Common Shares Outstanding                      13,715,555    13,075,188       12,944,545

     Incremental Shares Applicable to Common Stock Options
        and Warrants                                                 797,706       593,386          209,983
                                                               -------------- --------------- ---------------

     Average Diluted Common Shares Outstanding                    14,513,261    13,668,574       13,154,528
                                                               ============== =============== ===============

     The shares outstanding used to compute diluted earnings per share for 2001 excluded outstanding options to purchase 496,188 shares of common stock at a weighted average exercise price of $16.00. The options were excluded because their exercise prices were greater than the average market price of the common shares during the year and their inclusion in the computation would have been antidilutive.

(13) Acquisitions-

     On February 16, 1999, the Company completed the purchase of certain assets and assumption of certain liabilities of Adco Manufacturing, Incorporated ("Adco"). The purchase price was approximately $10,850 in cash, plus a working capital adjustment of approximately $750.

     The Adco acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of February 16, 1999. The Company's consolidated statements of operations do not include the revenues and expenses of Adco prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $6,220 is amortized on a straight-line basis over 20 years. See Footnote
     (2)(k) for further discussion of the impact FASB No. 142 will have on the goodwill of the Company.

     On January 14, 2000, the Company completed the purchase of certain assets and assumption of certain liabilities of Wyman-Gordon Titanium Castings, LLC. The acquired business was renamed Pacific Cast Technologies, Inc. ("PCT").

     The PCT acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were included in the Company's consolidated balance sheet as of December 31, 2000 based upon their fair values at the acquisition date of January 14, 2000. The Company's consolidated statements of operations do not include the revenues and expenses of PCT prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $2,700 is amortized on a straight-line basis over 20 years. See Footnote
     (2)(k) for further discussion of the impact FASB No. 142 will have on the goodwill of the Company.

     The PCT purchase price allocation was as follows:

     Current Assets                                                $8,842
     Property, Plant and Equipment                                 16,614
     Assumed Liabilities                                           (2,906)
     Goodwill                                                       2,700
                                                                -----------
              Total Purchase Price                                $25,250
                                                                ===========

(14) Quarterly Results of Operations (Unaudited)-

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

                                                                       Quarters Ended
     ---------------------------------------- ------------------------------------------------------------------
     2000                                       March 31       June 30       September 30        December 31
     ---------------------------------------- -------------  ------------- ------------------  -----------------
     Net Sales                                    $54,852        $57,414         $58,399            $59,483

     Gross Profit                                   8,603          8,373           8,636              8,879

     Operating Income                               6,375          5,657           5,098              5,622

     Net Income                                     4,893          4,245           3,765              4,205

     Basic Earnings Per Share                        0.36           0.33            0.29               0.33
     Diluted Earnings Per Share                      0.35           0.31            0.28               0.32


                                                                       Quarters Ended
     ---------------------------------------- ------------------------------------------------------------------
     2001                                       March 31       June 30       September 30        December 31
     ---------------------------------------- -------------  ------------- ------------------  -----------------
     Net Sales                                    $67,863        $69,025         $59,524            $56,005

     Gross Profit                                   8,658         10,423           7,453              7,277

     Operating Income                               5,657          6,768           5,895              4,439

     Net Income                                     4,146          5,058           4,310              2,898

     Basic Earnings Per Share                        0.32           0.39            0.33               0.22
     Diluted Earnings Per Share                      0.32           0.38            0.33               0.22


(15) Valuation and Qualifying Accounts-

                                                                           Provision      Payments
                                             Balance at                    Charged to        and        Balance at
                                            Beginning of        PCT        Profit and     Accounts        End of
                                                Year        Acquisition       Loss       Written Off       Year
                                                ----        -----------       ----       -----------       ----
     Year ended December 31, 1999
        Allowance for doubtful accounts          $300              -           $(3)            $(3)         $300
                                               ========       ========       ========        ======       =======

     Year ended December 31, 2000
        Allowance for doubtful accounts          $300            $35            $6              $4          $337
                                               ========       ========       ========        ======       =======

     Year ended December 31, 2001
        Allowance for doubtful accounts          $337              -           $15             $11          $341
                                               ========       ========       ========        ======       =======