Form 10-Q
period 2002-03-31
LADISH CO INC
filed 2002-04-30
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended   March 31, 2002
                      ------------------
Commission File Number     0-23539
                       ---------------


                                LADISH CO., INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                     31-1145953
-----------------------------------         -----------------------------------
 (State or other Jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

    5481 South Packard Avenue, Cudahy, Wisconsin               53110
-------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                 (414) 747-2611
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes__X__    No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at March 31, 2002
------------------------------                   ------------------------------
Common Stock, $0.01 Par Value                              12,976,060

                         PART I - FINANCIAL INFORMATION

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)


                                                         For the Three Months
                                                            Ended March 31,
                                                             (Unaudited)
                                                       ------------------------
                                                           2002         2001
                                                       -----------  -----------

Net sales     ........................................ $    53,156  $    67,863

Cost of sales .........................................     48,930       59,205
                                                       -----------  -----------
         Gross income on sales.........................      4,226        8,658

Selling, general and administrative expenses...........      2,815        3,001
                                                       -----------  -----------
         Income from operations........................      1,411        5,657

Other income (expense):
     Interest expense..................................       (446)        (483)
     Other, net........................................         63            8
                                                       -----------  -----------
         Income before provision for income taxes......      1,028        5,182

Provision for income taxes.............................        226        1,036
                                                       -----------  -----------

         Net income....................................$       802  $     4,146
                                                       ===========  ===========

Basic earnings per share...............................$      0.06  $      0.32

Diluted earnings per share.............................$      0.06  $      0.32

Basic weighted average shares outstanding.............. 12,976,060   12,912,477

Diluted weighted average shares outstanding............ 13,118,831   13,127,064

                                                                    Page 4 of 10
                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                        March 31,   December 31,
                                                          2002         2001
                                                       -----------  -----------
                                                       (Unaudited)
         Assets
         ------
Current assets:
  Cash and cash equivalents............................$     1,001  $     3,962
  Accounts receivable, less allowance of $341 and
   $341 respectively...................................     41,649       37,719
  Inventories..........................................     53,140       53,059
  Prepaid expenses and other current assets............      1,509          635
                                                       -----------  -----------
     Total current assets..............................     97,299       95,375
                                                       ------------ -----------
Property, plant and equipment:
  Land and improvements................................      4,766        4,637
  Buildings and improvements...........................     27,778       27,521
  Machinery and equipment..............................    140,495      139,174
  Construction in progress.............................     22,699       19,271
                                                       -----------  -----------
                                                           195,738      190,603
  Less - accumulated depreciation......................    (92,071)     (88,320)
                                                       -----------  -----------
     Net property, plant and equipment.................    103,667      102,283

Other assets  .........................................     14,715       13,092
                                                       -----------  -----------
     Total assets......................................$   215,681  $   210,750
                                                       ===========  ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
  Accounts payable.....................................$    26,308  $    21,235
  Accrued liabilities:
     Pensions..........................................        148          153
     Postretirement benefits...........................      5,308        5,308
     Wages and salaries................................      5,027        4,111
     Taxes, other than income taxes....................        370          263
     Interest..........................................        455        1,002
     Profit sharing....................................        124          812
     Paid progress billings............................        630          473
     Other.............................................      1,920        2,486
                                                       -----------  -----------
         Total current liabilities.....................     40,290       35,843
Long term liabilities:
  Senior notes.........................................     30,000       30,000
  Pensions ............................................      2,457        2,426
  Postretirement benefits..............................     36,741       37,286
  Other noncurrent liabilities.........................        605          605
                                                       -----------  -----------
         Total liabilities.............................    110,093      106,160
                                                       -----------  -----------
Stockholders' equity:
  Common stock - authorized 100,000,000, issued and
   outstanding 14,573,515 shares of $.01 par value
   as of March 31, 2002 and December 31, 2001..........        146          146
  Additional paid-in capital...........................     84,641       84,445
  Retained earnings....................................     32,496       31,694
  Treasury stock, 1,597,455 shares of common stock in
   each period at cost.................................    (11,695)     (11,695)
                                                       -----------  -----------
         Total stockholders' equity....................    105,588      104,590
                                                       -----------  -----------
         Total liabilities and stockholders' equity....$   215,681  $   210,750
                                                       ===========  ===========

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                         For the Three Months
                                                           Ended March 31,
                                                       ------------------------
                                                          2002         2001
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income...........................................$       802  $     4,146
  Adjustments to reconcile net income to net cash
   provided from (used for) operating activities:
     Depreciation......................................      3,790        3,635
     Amortization......................................         --          131
     Reduction in valuation allowance..................        124          930
     Non-cash compensation expense.....................         72          160
     Gain on disposal of property, plant and equipment.        (43)          --

  Change in assets and liabilities:
     Accounts receivable...............................     (3,930)      (7,961)
     Inventories.......................................        (81)      (1,622)
     Other assets......................................     (2,497)      (1,073)
     Accounts payable and accrued liabilities..........      4,447          841
     Other liabilities.................................       (514)      (2,192)
                                                       -----------  -----------
         Net cash provided from (used for)
          operating activities.........................      2,170       (3,005)
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment...........     (5,196)      (3,419)
  Proceeds from sale of property, plant and equipment..         65            4
                                                       -----------  -----------
         Net cash used for investing activities........     (5,131)      (3,415)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from senior debt............................         --        6,520
  Retirement of warrants...............................         --       (3,227)
                                                       -----------  -----------
         Net cash provided from financing activities...         --        3,293
                                                       -----------  -----------

DECREASE IN CASH AND CASH EQUIVALENTS..................     (2,961)      (3,127)
CASH AND CASH EQUIVALENTS, beginning of period.........      3,962        3,521
                                                       -----------  -----------

CASH AND CASH EQUIVALENTS, end of period...............$     1,001  $       394
                                                       ===========  ===========

                                                                    Page 6 of 10
                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

(1)  Basis of Presentation
     ---------------------

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2002 and December 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In conjunction with its Form 10-K, the Company filed audited consolidated financial statements which included all information and footnotes necessary for a fair presentation of its financial position at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories
     -----------

Inventories consisted of:
                                                     March 31,   December 31,
                                                       2002         2001
                                                    -----------  -----------
     Raw material and supplies                      $    17,175  $    16,995
     Work-in-process and finished goods                  36,782       37,058
     Less progress payments                                (817)        (994)
                                                    -----------  -----------
         Total inventories                          $    53,140  $    53,059
                                                    ===========  ===========
(3)  Interest and Income Tax Payments
     --------------------------------
                                                      For the Three Months
                                                        Ended March 31,
                                                       2002         2001
                                                    -----------  -----------
     Interest                                       $       977  $       458
     Income taxes                                            60          339

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

(7)  Goodwill
     --------

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized and the Company ceases to incur any expense related thereto. Rather, the assets associated with the goodwill will be assessed, at least annually, for impairment. During the quarter ending March 31, 2002, the Company performed the first of the annual impairment tests of goodwill. The results of those tests revealed that the goodwill of the Company has not been impaired. As of March 31, 2002, the Company had approximately $8.4 million of goodwill on its balance sheet. On a yearly basis, prior to the adoption of SFAS No. 142, the Company's annual expense associated with the amortization of goodwill was approximately $.48 million.

                                                                    Page 8 of 10
                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

RESULTS OF OPERATIONS
---------------------

First Quarter 2002 Compared to First Quarter 2001
-------------------------------------------------

Net sales for the three months ended March 31, 2002 were $53.2 million compared to $67.9 for the same period in 2001. The decrease in sales for the first quarter of 2002 was due to the softening of the aerospace market, particularly after September 11, 2001. Gross profit for the first quarter of 2002 declined to 8.0% of sales in contrast to 12.8% of sales in the first quarter of 2001 primarily as a result of volume reduction, product mix and margin pressures in 2002.

Selling, general and administrative expenses, as a percentage of sales, were 5.3% for the first quarter of 2002 compared to 4.4% for the same period in 2001. The variation in SG&A expenses between the periods was attributable to the lower sales volume in 2002 and an excise tax penalty of approximately $.2 million associated with the defined benefit plans.

Interest expense for the period was $0.446 million in contrast to $0.483 million in 2001. During the first quarter of 2002, the Company's revolving debt had an interest rate equal to the LIBOR rate plus 0.80% per annum and the senior notes earn interest at the rate of 7.19% per annum.

The $0.23 million provision for income taxes for 2002 and $1.04 million for 2001, 22% and 20% respectively, represent a combination of state taxes and non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources."

Net income for the first quarter of 2002 was $0.80 million, a decline from the same period in 2001. The decline in profitability was due to reduced sales volume in 2002 along with negative product mix and margin pressure from major customers in the aerospace industry.

Liquidity and Capital Resources
-------------------------------
On July 1, 1999, the Company entered into a new credit facility (the "Facility") with a syndicate of lenders. The Facility provided for borrowings of up to $100 million subject to certain limitations. Borrowings under the Facility were unsecured and were initially structured as revolving loans with the option of conversion into term loans. Borrowings under the Facility bore interest at a rate of LIBOR plus 0.75% per annum. Proceeds from the Facility were used to terminate the prior credit agreement on July 1, 1999.

On April 13, 2001, the Company and substantially the same group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility was comprised of a $16 million term facility with a three-year maturity and a $39 million revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

On July 20, 2001, the Company sold $30 million of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a $50 million revolving line of credit which bears interest at a rate of LIBOR plus 0.80%. At March 31, 2002, $36.2 million was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of March 31, 2002.

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $22 million as of December 31, 2001. The NOL carryforwards expire gradually beginning in the year 2007 through 2010.

The Company's IPO created an ownership change as defined by the Internal Revenue Service, ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Approximately $12 million of the NOL carryforwards is available for use annually. Approximately $2.1 million of the $12 million annual limitation relates to a previous restriction on NOL carryforwards generated prior to the financial restructuring.

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

                                       LADISH CO., INC.


Date:    April 29, 2002                By: /s/  WAYNE E. LARSEN
      -------------------                 --------------------------------
                                                Wayne E. Larsen
                                           Vice President Law/Finance
                                                    & Secretary