Form 10-Q
period 2002-06-30
LADISH CO INC
filed 2002-08-14
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      June 30, 2002

Commission File Number        0-23539


                                LADISH CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                31-1145953
-----------------------------------                 --------------------
   (State or other Jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

 5481 South Packard Avenue, Cudahy, Wisconsin                         53110
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

                              Yes X           No


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at June 30, 2002
---------------------------------         ----------------------------
Common Stock, $0.01 Par Value                       13,004,160

                         PART I - FINANCIAL INFORMATION

                                                                     Pge 3 of 12

                                        LADISH CO., INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in Thousands, Except Share and Per Share Data)
                                                           For the Three Months             For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                       ---------------------------     ---------------------------
                                                          2002           2001              2002           2001
Net sales .......................................    $     48,309     $     69,025     $    101,465     $    136,888

Cost of sales ...................................          44,397           58,602           93,327          117,807
                                                     ------------     ------------     ------------     ------------

         Gross income on sales ..................           3,912           10,423            8,138           19,081

Selling, general and administrative expenses ....           2,505            3,655            5,320            6,656
                                                     ------------     ------------     ------------     ------------

         Income from operations .................           1,407            6,768            2,818           12,425

Other income (expense):
     Interest expense ...........................            (422)            (421)            (868)            (904)
     Other, net .................................               9              (24)              72              (16)
                                                     ------------     ------------     ------------     ------------

         Income before provision for income taxes             994            6,323            2,022           11,505

Provision for income taxes ......................             219            1,265              445            2,301
                                                     ------------     ------------     ------------     ------------

         Net income .............................    $        775     $      5,058     $      1,577     $      9,204
                                                     ============     ============     ============     ============


Basic earnings per share ........................    $       0.06     $       0.39     $       0.12     $       0.71

Diluted earnings per share ......................    $       0.06     $       0.38     $       0.12     $       0.70

Basic weighted average shares outstanding .......      12,987,560       12,923,664       12,981,842       12,918,101

Diluted weighted average shares outstanding .....      13,170,879       13,163,554       13,144,887       13,145,340



                                     LADISH CO., INC.
                                CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share and Per Share Data)

                                                                       June 30,        December 31,
         Assets                                                         2002               2001
         ------                                                         ----               ----
Current assets:
     Cash and cash equivalents ....................................  $     3,963        $     3,962
     Accounts receivable, less allowance of $341 ..................       33,661             37,719
     Inventories ..................................................       50,050             53,059
     Prepaid expenses and other current assets ....................        1,200                635
                                                                     -----------        -----------
         Total current assets .....................................       88,874             95,375
                                                                     -----------        -----------
Property, plant and equipment:
     Land and improvements ........................................        4,776              4,637
     Buildings and improvements ...................................       28,792             27,521
     Machinery and equipment ......................................      142,978            139,174
     Construction in progress .....................................       20,707             19,271
                                                                     -----------        -----------
                                                                         197,253            190,603
     Less - accumulated depreciation ..............................     ( 95,003 )         ( 88,320 )
                                                                     -----------        -----------
         Net property, plant and equipment ........................      102,250            102,283

Other assets ......................................................       16,299             13,092
                                                                     -----------        -----------

         Total assets .............................................  $   207,423        $   210,750
                                                                     ===========        ===========

         Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .............................................  $    17,224        $    21,235
     Accrued liabilities:
         Pensions .................................................          146                153
         Postretirement benefits ..................................        5,308              5,308
         Wages and salaries .......................................        4,368              4,111
         Taxes, other than income taxes ...........................          226                263
         Interest .................................................          984              1,002
         Profit sharing ...........................................           --                812
         Paid progress billings ...................................          942                473
         Other ....................................................        1,663              2,486
                                                                     -----------        -----------
              Total current liabilities ...........................       30,861             35,843
Long term liabilities:
     Senior notes .................................................       30,000             30,000
     Pensions .....................................................        2,488              2,426
     Postretirement benefits ......................................       36,408             37,286
     Other noncurrent liabilities .................................          605                605
                                                                     -----------        -----------
              Total liabilities ...................................      100,362            106,160
                                                                     -----------        -----------

Stockholders' equity:
     Common stock - authorized 100,000,000, issued
       and outstanding 14,573,515
       shares of $.01 par value as of
       June 30, 2002 and December 31, 2001 ........................          146                146
     Additional paid-in capital ...................................       85,134             84,445
     Retained earnings ............................................       33,271             31,694
     Treasury stock, 1,569,355 and 1,597,455
       shares of common stock at cost
       as of June 30, 2002 and December 31,
       2001, respectively .........................................     ( 11,490 )         ( 11,695 )
                                                                     -----------        -----------
              Total stockholders' equity ..........................      107,061            104,590
                                                                     -----------        -----------

              Total liabilities and stockholders' equity ..........  $   207,423        $   210,750
                                                                     ===========        ===========


                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          2002               2001
                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...................................................  $     1,577        $     9,204
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation .............................................        7,609              7,274
         Amortization .............................................           --                262
         Reduction in valuation allowance .........................          294              2,053
         Non-cash compensation expense ............................          368                839
         Other ....................................................         ( 41 )               --

     Change in assets and liabilities:
         Accounts receivable ......................................        4,058            ( 6,970 )
         Inventories ..............................................        3,009            ( 2,817 )
         Other assets .............................................      ( 3,772 )            ( 697 )
         Accounts payable and accrued liabilities .................      ( 4,982 )              965
         Other liabilities ........................................        ( 816 )          ( 4,813 )
                                                                     -----------        -----------

              Net cash provided from operating activities .........        7,304              5,300
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment ...................      ( 7,713 )          ( 7,835 )
     Proceeds from sale of property, plant and equipment ..........          178                  5
                                                                     -----------        -----------

              Net cash used for investing activities ..............      ( 7,535 )          ( 7,830 )
                                                                      ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from senior debt ....................................           --              3,075
     Repurchase of common stock ...................................           --               ( 47 )
     Retirement of warrants .......................................           --            ( 3,227 )
     Issuance of common stock .....................................          232                229
                                                                     -----------        -----------

              Net cash provided from financing activities .........          232                 30
                                                                     -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1            ( 2,500 )
CASH AND CASH EQUIVALENTS, beginning of period ....................        3,962              3,521
                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, end of period ..........................  $     3,963        $     1,021
                                                                     ===========        ===========

                                                                    Page 6 of 12
                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


(1)      Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2002 and December 31, 2001 and its results of operations and cash flows for the six months ended June 30, 2002 and June 30, 2001. All adjustments are of a normal recurring nature.

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

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

Inventories consisted of:

                                             June 30,              December 31,
                                               2002                     2001

   Raw material and supplies                  $  13,992              $  16,995
   Work-in-process and finished goods            36,519                 37,058
   Less progress payments                         ( 461 )                ( 994 )
                                              ---------              ---------

         Total inventories                    $  50,050              $  53,059
                                              =========              =========

 (3)     Interest and Income Tax Payments

                                                    For the Six Months
                                                      Ended June 30,
                                              2002                      2001

   Interest                                  $  853                     $  841
   Income taxes                                 194                        622

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

(7)      Goodwill

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized and the Company ceases to incur any expense related thereto. Rather, the assets associated with the goodwill will be assessed, at least annually, for impairment. During the quarter ending March 31, 2002, the Company performed the first of the annual impairment tests of goodwill. The results of those tests revealed that the goodwill of the Company has not been impaired. As of March 31, 2002, the Company had approximately $8.4 million of goodwill on its balance sheet. On a yearly basis, prior to the adoption of SFAS No. 142, the Company's annual expense associated with the amortization of goodwill was approximately $.49 million.

                                                                    Page 8 or 12


                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

RESULTS OF OPERATIONS

Second Quarter 2002 Compared to Second Quarter 2001

Net sales for the three months ended June 30, 2002 were $48.3 million compared to $69.0 for the same period in 2001. The 30% reduction in sales for the second quarter of 2002 was directly a result of the downturn in the commercial aerospace market. Gross profit for the second quarter of 2002 decreased to 8.1% of sales in contrast to 15.1% of sales in the second quarter of 2001 primarily as a result of sales decreases along with an unfavorable product mix and under absorption of fixed costs.

Selling, general and administrative expenses, as a percentage of sales, were 5.2% for the second quarter of 2002 compared to 5.3% for the same period in 2001. SG&A expenses for both periods were higher than normal due to the Company's recognition of approximately $0.300 million and $0.675 million in non-cash expenses in 2002 and 2001, respectively, due to the adoption of FIN 44 on stock option programs. Under the provisions of this interpretation, 320,000 options repriced at $8.25 per share are accounted for under variable accounting, which records compensation expense or benefit for increases or decreases in the market value of the Company's common stock until the options are exercised, forfeited or expire. Adjusting for this non-cash accounting charge would have resulted in SG&A expenses declining to 4.6% and 4.3%, respectively, of sales in the second quarter of 2002 and 2001.

Interest expense for the period was $0.422 million in contrast to $0.421 million in 2001. During the second quarter of 2002, the Company's revolving debt had an interest rate equal to the LIBOR rate plus 0.80% per annum and the long-term notes were priced at the rate of 7.19% per annum.

The $0.219 million provision for income taxes for 2002 and $1.265 million for 2001 represent largely non-cash accounting charges. The reversal of valuation allowances relating to pre-restructuring NOLs requires the Company to record a tax provision and to reflect the offset as an addition to paid-in capital, rather than as an offset to the provision for income taxes. The overall effective rate differs substantially from the statutory tax rate due to the reversal of valuation allowances relating to post-restructuring versus pre-restructuring deferred tax assets. The Company intends to continue to use its NOLs in the future to reduce actual payment of federal income taxes. The future use of the NOLs is subject to certain statutory restrictions. See "Liquidity and Capital Resources" and Section 5. Other Information.

Net income of $0.775 million for the second quarter of 2002, an 85% reduction from the same period in 2001, reflects the impact of the reduced commercial aerospace market, product mix, margin pressures from customers, although it was partially offset by a decrease in non-cash compensation expense. The decrease in profitability was due to lower sales volume in 2002, along with pricing pressures from aerospace customers.

Six Months 2002 Compared to Six Months 2001

For the first six months of 2002, sales of $101.5 million reflected a 25.9% reduction from the $136.9 million of sales for the first half of 2001. The sales decline reflects contraction in the Company's aerospace market. Gross profit in the first half of 2002 was 8.0% in comparison to 13.9% in the same period in 2001. The decline in gross profit is primarily due to reduction in sales volume the first half of 2002 versus 2001 and the under absorption of fixed costs in the first half of 2002.

SG&A expenses for the first two quarters of 2002 were 5.2% of sales in contrast to 4.9% of sales through June 30, 2001. SG&A expenses in the first half of 2002 were increased as a result of a one-time payment of $0.255 million of excise taxes on defined benefit plans. As discussed above in the quarter discussion, the increase in SG&A expense is partially attributable to the non-cash, FIN 44 charge for both of the six-month periods. Without said charge, SG&A would have been 4.9% and 4.2% of sales through June 30, 2002 and 2001, respectively.

First half of 2002 interest expense of $0.868 million was relatively flat when compared to $0.904 million for the equivalent period of 2001.

As discussed above, the tax provisions of $0.445 million and $2.3 million, 22% and 20% respectively, for the first six months of 2002 and 2001, represent largely non-cash accounting charges. See "Liquidity and Capital Resources" and
Section 5. Other Information.

Net income for the period decreased to $1.6 million from $9.2 million in the prior year. The 82.9% decline in profitability is a result of reduced volume in the commercial aerospace market, unfavorable product mix and pricing pressures from commercial aerospace customers.

Liquidity and Capital Resources

On April 13, 2001, the Company and a syndicate of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility was comprised of a $16 million term facility with a three-year maturity and a $39 million revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

On July 20, 2001, the Company sold $30 million of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a $50 million revolving line of credit which bears interest at a rate of LIBOR plus 0.80%. On April 12, 2002 the Amended Facility was modified to reduce the revolving line of credit to $45 million. At June 30, 2002, $24.8 million was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of June 30, 2002.

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $22 million as of December 31, 2001. The NOL carryforwards expire gradually beginning in the year 2007 through 2010. See Section 5. Other Information.

The Company's IPO completed in 1998 created an ownership change as defined by the Internal Revenue Service, ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Approximately $12 million of the NOL carryforwards is available for use annually. Approximately $2.1 million of the $12 million annual limitation relates to a previous restriction on NOL carryforwards generated prior to the financial restructuring. See Section 5. Other Information.

Based on the limitations described above and certain other factors, a valuation allowance has been recorded against the entire amount of the net deferred tax assets. Any tax benefit that is realized in subsequent years from the reduction of the valuation allowance established at or prior to the financial restructuring will be recorded as an addition to paid-in capital. Any tax benefit that is realized in subsequent years from the utilization of deferred tax assets created after April 30, 1993, will be recorded as a reduction of future income tax provisions. See Section 5. Other Information.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company's sales are made in U.S. dollars. The Company does not consider it subject to the market risk addressed by Item 305 of Regulation S-K.

                         ------------------------------

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company has been named as a defendant in a number of lawsuits filed in Circuit Court in the State of Mississippi alleging personal injuries from asbestos exposure. The Company has notified its insurers and is vigorously defending these claims as the Company never manufactured asbestos and does not believe Ladish products contain asbestos. At this time, the Company cannot predict the outcome of this litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

On April 11, 2002 at the annual meeting of stockholders of the Company, the stockholders were asked to vote on the election of a new board of directors for the next year or until their successors are elected. The following tabulation reflects the result of the election:

      Individual                                    For                Withheld

      Lawrence W. Bianchi                       11,776,872             212,515
      Margaret Bertelsen Hampton                11,751,772             237,615
      Leon A. Kranz                             11,772,789             216,598
      Wayne E. Larsen                           11,026,219             963,168
      Scott D. Roeper                           11,772,789             216,598
      Robert W. Sullivan                        11,776,689             212,698
      Kerry L. Woody                            11,029,119             960,268

No other matters were submitted to a vote of the stockholders during the period covered by this report.

Item 5.     Other Information

In the course of the change of independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP, as disclosed in the Company's Form 8-K dated June 28, 2002, Deloitte & Touche LLP has raised an issue regarding an accounting judgment made by the Company with the concurrence of its previous independent auditors in prior years. The issue involves the utilization of the Company's NOL carryforwards and the recognition of the same. Deloitte & Touche LLP have questioned whether the Company should have recognized the NOL carryforwards as a deferred tax asset in prior years and reflected that asset on the financial statements of the Company.

Had the Company taken the Deloitte & Touche LLP approach for the fiscal year ended December 31, 2001, the impact upon the Company's financial statements as of that date would be to increase net income by approximately $2 million, or approximately an additional $0.15 per share on a fully diluted basis, and increase stockholders' equity by approximately $13 million as of December 31, 2001. The Deloitte & Touche LLP approach would also have the impact of decreasing net income in periods subsequent to the recognition of the deferred tax asset as the Company would increase its implied tax rate for financial statement purposes to 39%. For 2002, the utilization of the higher implied tax rate would reduce earnings for each of the first and second quarters of 2002 from $0.06 per share to $0.05 per share on a fully diluted basis.

The Company, the Audit Committee of the Board of Directors and Deloitte & Touche LLP have yet to reach a conclusion on the necessity to adjust prior years' financial statements to recognize the NOL carryforwards as a deferred tax asset. As a result of this open issue, Deloitte & Touche LLP have advised the Company they have not been in a position to complete their review of the unaudited financial statements included in this Quarterly Report on Form 10-Q, as required by Rule 10-01(d) of Regulation S-X. Upon completion of the review by the Company's independent auditors, if a change is required to the accompanying unaudited condensed consolidated financial statements, the Company will amend this Quarterly Report on Form 10-Q to present the reviewed unaudited condensed consolidated financial statements and a discussion of any material changes made.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibit 99(a) is the written statement of the chief executive officer of the Company certifying this Form 10-Q complies with the requirements of
      Section 13(a) of the Securities Exchange Act of 1934.

      Exhibit 99(b) is the written statement of the chief financial officer of the Company certifying this Form 10-Q complies with the requirements of
      Section 13(a) of the Securities Exchange Act of 1934.

(b) A Form 8-K was filed on June 28, 2002 announcing the change of independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP. There was no dispute with Arthur Andersen LLP over accounting principles or practices, financial statement disclosures or auditing scope or procedures.

      A Form 8-K(a) was filed on July 16, 2002 supplementing the information contained in the Form 8-K filed on June 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LADISH CO., INC.




Date:    August 13, 2002                   By:    /s/  WAYNE E. LARSEN
                                               ---------------------------------
                                                       Wayne E. Larsen
                                                   Vice President Law/Finance
                                                         & Secretary