Form 10-K/A
period 2001-12-31
LADISH CO INC
filed 2002-11-01
CIK 814250

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------
                                   Form 10-K/A
                           ---------------------------
(Mark One)

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

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
       Title of each class                        on which registered
       -------------------                        -------------------
  Common stock, $0.01 par value                         Nasdaq

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

                                                          Years Ended December 31,
                                                          ------------------------
                                                  1999               2000                2001
                                                  ----               ----                ----
                                                            (Dollars in millions)
 Jet Engine Components......................  $124     73%       $163      71%       $181      72%
 Aerospace Components.......................    27     16%         48      21%         53      21%
 General Industrial Components..............    19     11%         19       8%         18       7%
                                            ------   ----      ------   -----      ------   -----
      Total.................................  $170    100%       $230     100%       $252     100%
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
  Kerry L. Woody............50     President & CEO and Director
  Wayne E. Larsen...........47     Vice President Law/Finance & Secretary and
                                     Director
  Gene E. Bunge.............56     Vice President, Engineering
  George Groppi.............53     Vice President, Quality & Metallurgy
  David L. Provan...........52     Vice President, Materials Management
  Gary J. Vroman............42     Vice President, Sales & Marketing

  Lawrence C. Hammond.......54     Vice President, Human Resources
  Randy B. Turner...........52     President - Pacific Cast Technologies, Inc.
                                     ("PCT")
  William J. Lazzari........52     President - Stowe Machine Co., Inc. ("Stowe")

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

                               Year Ended               Year Ended               Year Ended
                            December 31, 1999        December 31, 2000        December 31, 2001
                            High         Low         High         Low            High       Low
   First quarter........... $8.38        $6.72        $7.13         $6.13      $13.38    $10.00
   Second quarter.......... $8.31        $6.41        $9.75         $6.13      $15.70    $10.02
   Third quarter........... $8.63        $6.44       $15.25         $9.13      $16.20     $7.10
   Fourth quarter.......... $7.50        $5.84       $12.94         $8.94      $11.72     $7.26

The Company has not paid cash dividends and currently intends to retain all its earnings to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data of the Company for each of the last five fiscal years are set forth below.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                       Year Ended December 31,
                                                       (dollars in thousands, except income (loss) per share)
INCOME STATEMENT DATA                               1997           1998         1999         2000          2001
---------------------                               ------     ----------  -----------  -----------   ------------
Net sales......................................   $209,816      $226,767     $170,241     $230,148      $252,417
Income from operations.........................     24,387        24,557       11,990       22,752        22,759
Interest expense...............................      3,334         1,256          810        2,017         2,047
Net income.....................................     11,529        13,975       28,495       12,650        13,129
Basic earnings per share.......................       2.21          1.15         2.08         0.97          1.01
Diluted earnings per share.....................       0.92          1.01         1.96         0.92          1.00
Dividends paid ................................         --            --           --           --            --
Shares used to compute earnings per share
   Basic.......................................   5,208,251    12,155,484   13,715,555   13,075,188     12,944,545
   Diluted.....................................  12,469,818    13,826,133   14,513,261   13,681,904     13,154,528

                                                                            December 31,
BALANCE SHEET DATA                                  1997           1998         1999         2000          2001
------------------                             -----------     ----------  -----------  -----------   ------------
Total assets...................................   $165,461      $172,893     $196,253     $234,527      $232,670
Net working capital............................     32,292        40,049       43,518       41,459        65,175
Total debt.....................................     39,716         3,500           --       25,000        30,000
Stockholders' equity...........................      5,017        68,646      110,137      115,902       126,337

In 2002, after consultation with the Company's auditors, re-examination of the accounting literature and re-consideration of the positive and negative evidence which existed in prior years at the end of each year, the Company determined that as of December 31, 1999 it was more likely than not that the NOL carryforwards would be utilized prior to their expiration and that all net deferred tax assets would be realized. Therefore, as of December 31, 1999, the entire valuation allowance against the net deferred tax assets was reversed and the income tax provisions in 1999, 2000 and 2001 and paid-in capital have been revised. The amount of the valuation allowance reversed was $36,728.

In addition, the 1997, 1998 and 1999 income tax provisions have been restated to appropriately record the tax benefits derived from the utilization of pre-reorganization NOLs and reversing temporary differences as credits to paid-in capital rather than as reductions of income tax expense.

The above financial data for 1997, 1998, 1999, 2000 and 2001 have been restated. Previously reported income was 1997-$18,902, 1998-$21,372, 1999-$9,703,
2000-$17,108 and 2001-$16,412. Previously reported diluted EPS was 1997-$1.52,
1998-$1.55, 1999-$0.67, 2000-$1.25 and 2001-$1.25.

See notes 2(b) and 7 to the financial statements.

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

The Company's pretax income for the twelve months ending December 31, 2001 of $20.5 million, or 8.1% of sales, is a reduction from the $20.9 million, or 9.1% of sales, of pretax income in fiscal 2000. As discussed above with respect to gross income, 2001 earnings were down from 2000 due to energy costs, the 2000 strike and margin pressure from customers. Pretax income in 2001 did benefit from an addition of $7.9 million in pension credit in comparison to $7.0 million of like benefit in 2000.

The income tax provision was restated from that previously reported. The 2001 restated tax provision of $7.4 million, an implied rate of 36%, primarily reflects a non-cash accounting charge as substantially all of the reported tax provision is offset by the utilization of net operating loss carryforwards. The rate of 36% reflects a reduction of 4% due to the benefit of the extra-territorial income exclusion. See "Liquidity and Capital Resources."

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

Pretax income at the Company was $20.9 million in 2000 in contrast to $11.4 million in 1999. The increase in pretax income was a direct function of increased sales and the PCT acquisition. In addition, pretax income also benefited from $7.0 million of pension credit in 2000 and $2.4 million of pension credit in 1999.

The income tax provision was restated from that previously reported. The 2000 tax provision of $8.2 million, an implied rate of 39%, primarily reflects a non-cash accounting charge as substantially all of the reported tax provision is offset by the utilization of net operating loss carryforwards. See "Liquidity and Capital Resources."

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

Interest expense for the year ended December 31, 1999 was $0.8 million in contrast to interest expense of $1.3 million in fiscal 1998. The reduction in interest expense was the result of decreased levels of debt and reduced interest rates. As of December 31, 1999 the Company's senior debt had an interest rate equal to LIBOR plus 0.75% as opposed to an interest rate equal to commercial paper plus 1.5% at December 31, 1998.

Income before taxes for 1999 was $11.4 million in comparison to pretax income of $23.7 million for 1998. The decrease in pretax income was directly due to the reduction in sales from 1999 to 1998, partially offset by $2.4 million of pension credit in 1999 as opposed to $0.03 million of pension expense in 1998.

The income tax provision was restated from that previously reported. The 1999 tax provision of $0.7 million, an effective tax rate of 6.5%, reflects a lower than the expected 35% tax rate due to the benefits of the NOL carryforwards and reversing temporary differences not previously recognized in the amount of $3.843 million. Furthermore, a credit to income tax provision of $17.9 million has been recognized as a result of the Company's decision as of December 31, 1999 to reverse a valuation allowance provided against the future benefits of net operating losses and other net deferred tax assets. The result of this action in addition to the credit to income was a credit of $18.9 million to paid-in capital. See "Liquidity and Capital Resources."

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

On July 20, 2001, the Company sold $30 million of senior notes ("Senior Notes") in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Senior Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a maximum of $50 million revolving line of credit which bears interest at a rate of LIBOR plus 0.80%. As of December 31, 2001, approximately $44.6 million was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of December 31, 2001.

The Company's IPO in March 1998 created an ownership change as devined by the Internal Revenue Service ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company's income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11.9 million annually. To the extent less than $11.9 million was used in any year, the unused amount was added to and increased the limitation in the succeeding year. NOL carryforwards generated prior to the reorganization are further limited to an annual usage of $2.1 million. Any unused amount is added to and increases the limitation in the succeeding year. The pre-reorganization NOL carryforwards expire in 2008 and the post-reorganization NOL carryforwards expire in 2010.

Each year beginning April 30, 1993 through December 31, 1998, a valuation allowance was recorded to reduce the unrealized benefits of NOL carryforwards and temporary differences to zero.

To the extent that the benefit of pre-reorganization NOLs and reversing temporary differences is realized subsequent to April 30, 1993 through utilization or is recognized by way of a reduction of the valuation allowance there is a corresponding increase in paid-in capital recognized rather than a reduction in income tax expense. To the extent the benefit of post-reorganization NOL carryforwards is realized through utilization or recognized by way of a reduction of the valuation allowance there is a corresponding decrease in the income tax provision.

The amount of the NOL carryforwards used through December 31, 2001 totals $18.6 million of the pre-reorganization NOLs and $42.8 million of the post-reorganization NOLs. NOL carryforwards remaining as of December 31, 2001 total $15 million of pre-reorganization NOLs and $6.3 million of post-reorganization NOLs.

In 2002, after re-examination of the accounting literature and re-consideration of the positive and negative evidence which existed in prior years at the end of each year and consultation with the Company's auditors, the Company determined that as of December 31, 1999 it was more likely than not that the NOL carryforwards would be utilized prior to their expiration and that all net deferred tax assets would be realized. Therefore, as of December 31, 1999, the entire valuation allowance against the net deferred tax assets was reversed and the income tax provisions in 1999, 2000 and 2001 and paid-in capital have been revised. The amount of the valuation allowance reversed was $36.7 million. The financial statements for 1999, 2000 and 2001 have been restated.

The effect of the valuation allowance reversal as of December 31, 1999 will be appropriately split between a credit of $18.9 million to paid-in capital for that part of the allowance applicable to pre-reorganization net operating losses and net temporary differences and a credit of $17.9 million to income tax provision for that part of the allowance applicable to post-reorganization net operating losses and temporary differences. Also in 1999 the income tax provision includes $0.7 million related to utilization of pre-reorganization NOLs which is credited to paid-in capital.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company engaged KPMG LLP to reaudit 1999, 2000 and 2001 and there have been no disagreements on accounting and financial disclosure with the Company's public accounting firm, KPMG LLP.

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

Kerry L. Woody, 50. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-

Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a Director of Vilter Manufacturing Co. and Milwaukee Lutheran College. Mr. Woody has a B.S. in Engineering from Milliken University. Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

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

                                  LADISH CO., INC.

                                  By:     /s/  Wayne E. Larsen
                                     -----------------------------------
                                          Wayne E. Larsen
October 31, 2002                          Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                      Date

 /s/ KERRY L. WOODY                  President and Chief        October 31, 2002
-----------------------------------  Executive Officer          ----------------
     Kerry L. Woody                  (Principal Executive
                                     Officer), Director

 /s/ WAYNE E. LARSEN                 Vice President             October 31, 2002
-----------------------------------  Law/Finance &              ----------------
     Wayne E. Larsen                 Secretary (Principal
                                     Financial and Accounting
                                     Officer), Director

 /s/ LAWRENCE W. BIANCHI             Director                   October 31, 2002
-----------------------------------                             ----------------
     Lawrence W. Bianchi

 /s/ MARGARET BERTELSEN HAMPTON      Director                   October 31, 2002
-----------------------------------                             ----------------
     Margaret Bertelsen Hampton

 /s/ LEON A. KRANZ                   Director                   October 31, 2002
-----------------------------------                             ----------------
     Leon A. Kranz

 /s/ SCOTT D. ROEPER                 Director                   October 31, 2002
-----------------------------------                             ----------------
     Scott D. Roeper

 /s/ ROBERT W. SULLIVAN              Director                   October 31, 2002
-----------------------------------                             ----------------
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

 10 (c) Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank
           Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

 10 (d) Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank
           Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

 10 (e) Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.

 10 (f) Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

   21 List of Subsidiaries of the Company, filed with Form 10-K on February 22, 2002 is incorporated by reference.

   23      Consent of Independent Public Accountants.                        X-2

 99(a)     Written statement of the chief executive officer of the
           Company certifying this Form 10-Q/A complies with the
           requirements of Section 13(a) of the Securities Exchange
           Act of 1934.                                                      X-3

 99(b)     Written statement of the chief financial officer of the
           Company certifying this Form 10-Q/A complies with the
           requirements of Section 13(a) of the Securities Exchange
           Act of 1934.                                                      X-4

 99(c) Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed on February 22, 2002 is incorporated herein by reference.

Ladish Co., Inc.

Consolidated Financial Statements
As of December 31, 1999, 2000 and 2001
Together with Report of Independent Public Accountants

Independent Auditors' Report



To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc., a Wisconsin corporation, and subsidiaries as of December 31, 1999, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 1999, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in footnotes 2 (a) and 7, the consolidated financial statements as of and for the years ended December 31, 1999, 2000 and 2001 have been restated.


/s/  KPMG LLP

KPMG LLP

Milwaukee, Wisconsin
October 30, 2002

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 1999, 2000 and 2001
(Dollars in Thousands Except Per Share Data)
                                                                              Restated
                                                              -----------------------------------------
                                Assets                            1999          2000          2001
                                ------                        ------------- ------------- -------------
Current Assets:
   Cash and Cash Equivalents                                       $1,008        $3,521        $3,962
   Accounts Receivable, Less Allowance of $300, $337
      and $341, Respectively                                       25,222        38,615        37,719
   Inventories                                                     42,427        54,942        53,059
   Deferred Income Taxes                                            4,511         5,478         5,643
   Prepaid Expenses and Other Current Assets                          238           483           635
                                                              ------------- ------------- -------------
         Total Current Assets                                      73,406       103,039       101,018

Property, Plant and Equipment:
   Land and Improvements                                            3,855         4,622         4,637
   Buildings and Improvements                                      15,912        25,484        27,521
   Machinery and Equipment                                        120,526       131,770       139,174
   Construction in Progress                                         5,562        10,777        19,271
                                                              ------------- ------------- -------------
                                                                  145,855       172,653       190,603
   Less- Accumulated Depreciation                                 (62,648)      (74,828)      (88,320)
                                                              ------------- ------------- -------------

         Net Property, Plant and Equipment                         83,207        97,825       102,283

Deferred Income Taxes                                              32,497        24,045        17,535
Other Assets                                                        7,143         9,618        11,834
                                                              ------------- ------------- -------------
         Total Assets                                            $196,253      $234,527      $232,670
                                                              ============= ============= =============

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 1999, 2000 and 2001
(Dollars in Thousands Except Per Share Data)
                                                                                       Restated
                                                                       -----------------------------------------
                 Liabilities and Stockholders' Equity                      1999          2000          2001
                 ------------------------------------                  ------------- ------------- -------------
Current Liabilities:
   Current Portion of Senior Debt                                      $          -      $15,000   $          -
   Accounts Payable                                                         12,548        25,057        21,235
   Accrued Liabilities-
     Pensions                                                                  504           332           153
     Postretirement Benefits                                                 5,551         5,745         5,308
     Wages and Salaries                                                      3,107         4,201         4,111
     Taxes, Other Than Income Taxes                                            227           243           263
     Interest                                                                   54           163         1,002
     Profit Sharing                                                            958         1,366           812
     Paid Progress Billings                                                  5,556         6,014           473
     Other                                                                   1,383         3,459         2,486
                                                                       ------------- ------------- -------------
         Total Current Liabilities                                          29,888        61,580        35,843

Long-Term Liabilities:
   Senior Debt-Less Current Portion                                              -        10,000             -
   Senior Notes                                                                  -             -        30,000
   Pensions                                                                 12,947         5,610             -
   Postretirement Benefits                                                  40,929        38,682        37,286
   Officers' Deferred Compensation                                           1,745         2,147         2,599
   Other Noncurrent Liabilities                                                607           606           605
                                                                       ------------- ------------- -------------
         Total Liabilities                                                  86,116       118,625       106,333

Stockholders' Equity:
   Common Stock - Authorized 100,000,000 Shares, Issued 14,318,406
     Shares in 1999 and 14,573,515 Shares in 2000 and 2001                     143           146           146
   Additional Paid-In Capital                                              112,941       113,004       110,038
   Retained Earnings                                                         2,263        14,913        27,975
   Treasury Stock, 770,672, 1,661,038 and 1,597,455 Shares,
     Respectively, of Common Stock, at Cost                                 (5,210)      (12,161)      (11,695)
   Additional Minimum Pension Liability                                          -             -          (127)
                                                                       ------------- ------------- -------------
                                                                                     ------------- -------------
         Total Stockholders' Equity                                        110,137       115,902       126,337
                                                                                     ------------- -------------
                                                                       -------------
         Total Liabilities and Stockholders' Equity                       $196,253      $234,527      $232,670
                                                                       ============= ============= =============




See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)
                                                                                Restated
                                                                ------------------------------------------
                                                                        Years Ended December 31,
                                                                ------------------------------------------
                                                                    1999          2000           2001
                                                                ------------- -------------  -------------

Net Sales                                                          $170,241      $230,148       $252,417

Cost of Sales                                                       151,065       195,657        218,606
                                                                ------------- -------------  -------------

         Gross Profit                                                19,176        34,491         33,811

   Selling, General and Administrative Expenses                       7,186        11,739         11,052
                                                                ------------- -------------  -------------

         Income from Operations                                      11,990        22,752         22,759

Other (Income) Expense:
   Interest Expense                                                     810         2,017          2,047
   Other, Net                                                          (236)         (128)           197
                                                                ------------- -------------  -------------

         Income Before Income Tax Provision (Benefit)                11,416        20,863         20,515

Income Tax Provision (Benefit):
   Reversal of Valuation Allowance                                  (17,878)            -              -
   Other                                                                799         8,213          7,386
                                                                ------------- -------------  -------------

                                                                    (17,019)        8,213          7,386
                                                                ------------- -------------  -------------

         Net Income                                                 $28,495       $12,650        $13,129
                                                                ============= =============  =============

Earnings Per Share:
   Basic                                                             $2.08         $0.97          $1.01
   Diluted                                                           $1.96         $0.92          $1.00



See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders' Equity
(Dollars in Thousands Except Per Share Data)
                                                                        Restated
                                  -------------------------------------------------------------------------------------
                                      Common Stock                     Retained                 Additional
                                  ----------------------  Additional   Earnings     Treasury     Minimum
                                     Shares      Par       Paid-in    Accumulated    Stock,       Pension
                                                 Value     Capital     (Deficit)     at Cost     Liability     Total
                                  -------------- -------  ----------- ------------ -----------  ----------- -----------
Balance, December 31, 1998           14,013,667    $140      $81,661    $(11,462)     $(1,693)      $    -     $68,646
                                                                                                         -
   Adjustment to Correct
     Misallocation of
     Pre-Reorganization NOLs                  -       -       14,770     (14,770)           -            -           -
                                  -------------- -------  ----------- ------------ -----------  ----------- -----------

Balance, December 31, 1998 as
   restated                          14,013,667     140       96,431     (26,232)      (1,693)           -      68,646

   Net Income                                 -       -            -      28,495            -            -      28,495
   Issuance of Common Stock               2,000       -           12           -            -            -          12
   Retirement of Warrants                     -       -       (3,253)          -            -            -      (3,253)
   Exercise of Warrants                 302,739       3          207           -            -            -         210
   Purchase of Treasury Stock                 -       -            -           -       (3,517)           -      (3,517)
   Reduction in Valuation
     Allowance Related To
     Pre-Reorganization Net
     Deferred Tax Assets                      -       -       19,544           -            -            -      19,544
                                  -------------- -------  ----------- ------------ -----------  ----------- -----------

Balance, December 31, 1999           14,318,406     143      112,941       2,263       (5,210)           -     110,137
                                                                                                         -
   Net Income                                 -       -            -      12,650            -            -      12,650
   Issuance of Common Stock               1,500       -           12           -            -            -          12
   Compensation Expense Related
     to Stock Options                         -       -          320           -            -            -         320
   Retirement of Warrants                     -       -         (495)          -            -            -        (495)
   Exercise of Warrants                 253,609       3          301           -            -            -         304
   Retirement of Stock Options                -       -          (75)          -            -            -         (75)
   Purchase of Treasury Stock                 -       -            -           -       (6,951)           -      (6,951)
                                  -------------- -------  ----------- ------------ -----------  ----------- -----------

Balance, December 31, 2000           14,573,515     146      113,004      14,913      (12,161)           -     115,902

   Net Income                                 -       -            -      13,129            -            -      13,129
   Issuance of Common Stock                   -       -            -         (67)         466            -         399
   Compensation Expense
     Related to Stock Options                 -       -           75           -            -            -          75
   Retirement of Warrants                     -       -       (3,227)          -            -            -      (3,227)
   Exercise of Stock Options                  -       -          214           -            -            -         214
   Retirement of Stock Options                -       -          (28)          -            -            -         (28)
   Additional Minimum Pension
     Liability (Net of $84 Tax)               -       -            -           -            -         (127)       (127)
                                  -------------- -------  ----------- ------------ -----------  ----------- -----------

Balance, December 31, 2001           14,573,515    $146     $110,038     $27,975     $(11,695)        (127)   $126,337
                                  ============== =======  =========== ============ ===========  =========== ===========



See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)
                                                                                            Restated
                                                                              --------------------------------------
                                                                                    Years Ended December 31,
                                                                              --------------------------------------
                                                                                  1999        2000         2001
                                                                              ------------- ----------  ------------
Cash Flows from Operating Activities:
   Net Income                                                                    $28,495      $12,650      $13,129
     Adjustments to Reconcile Net Income to Net Cash Provided by (Used for)
       Operating Activities:
         Depreciation                                                             11,755       13,402       14,197
         Amortization                                                                506          515          537
         Tax Benefits Credited to Additional Paid-in Capital                         694            -            -
         Reversal of Post-Reorganization Valuation Allowance on Deferred
           Tax Assets                                                            (17,878)           -            -
         Charge in Lieu of Taxes Related to Goodwill                                  58           66           66
         Reduction of Deferred Tax Asset Valuation Allowance                      (2,650)           -            -
         Tax Benefit of Post-Reorganization NOLs                                  (1,839)           -            -
         Tax Effect Related to Stock Options                                           -           50          233
         Non-Cash Compensation Expense Related to Stock Options                        -          320           75
         Deferred Income Taxes                                                     4,490        7,839        6,824
         Loss on Disposal of Property, Plant and Equipment                            35           29          240
   Changes in Assets and Liabilities:
     Accounts Receivable                                                          11,398       (9,798)         896
     Inventories                                                                   1,507       (7,344)       1,883
     Other Assets                                                                   (635)        (879)      (3,404)
     Accounts Payable and Accrued Liabilities                                    (10,062)      13,786      (10,737)
     Other Liabilities                                                            (4,633)      (9,183)      (6,728)
                                                                              ------------- ----------  ------------
           Net Cash Provided by Operating Activities                              21,241       21,453       17,211
                                                                              ------------- ----------  ------------

Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                                     (7,792)     (12,018)     (18,958)
   Proceeds from Sale of Property, Plant and Equipment                                33          583           63
   Acquisition of Businesses                                                     (11,593)     (25,250)           -
   Collection of Funds Placed in Escrow                                            3,650            -            -
                                                                              ------------- ----------  ------------
           Net Cash Used for Investing Activities                                (15,702)     (36,685)     (18,895)
                                                                              ------------- ----------  ------------

Cash Flows from Financing Activities:
   (Repayment of) Proceeds from Senior Debt                                       (3,500)      25,000      (25,000)
   Proceeds from Senior Notes                                                          -            -       30,000
   Issuance of Common Stock                                                           12           12          399
   Retirement of Warrants                                                         (3,253)        (495)      (3,227)
   Exercise of Warrants                                                              210          304            -
   Repurchase of Common Stock                                                     (3,517)      (7,076)         (47)
                                                                              ------------- ----------  ------------
           Net Cash (Used in) Provided by Financing Activities                   (10,048)      17,745        2,125
                                                                              ------------- ----------  ------------

(Decrease) Increase in Cash and Cash Equivalents                                  (4,509)       2,513          441

Cash and Cash Equivalents, Beginning of Period                                     5,517        1,008        3,521
                                                                              ------------- ----------  ------------

Cash and Cash Equivalents, End of Period                                          $1,008       $3,521       $3,962
                                                                              ============= ==========  ============

Supplemental Cash Flow Information:
   Income Taxes Paid                                                                $177         $560         $470
   Interest Paid                                                                    $742       $1,897       $1,385


See accompanying notes to consolidated financial statements.

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

(a)      Consolidation and Restatement

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain amounts presented in these consolidated financial statements have been restated from amounts previously reported. Refer to Note 7 for a description of the accounts restated. The effects of the restatement on certain components of the consolidated financial statements are as follows:

                                          1999                         2000                         2001
                                --------------------------   --------------------------   --------------------------
                                    As                           As                           As
                                Previously         As        Previously        As         Previously       As
                                 Reported       Restated      Reported       Restated      Reported      Restated
                                ------------   -----------   ------------   -----------   -----------   ------------
         Net working capital     $ 39,007        $43,518       $35,981        $41,459       $59,532       $65,175
                                ============   ===========   ============   ===========   ===========   ============
         Stockholders' equity      73,467        110,137        87,138        115,902       104,590       126,337
                                ============   ===========   ============   ===========   ===========   ============
         Income tax provision       1,713            799         3,755          8,213         4,103         7,386
                                ============   ===========   ============   ===========   ===========   ============
         Net Income                 9,703         28,495        17,108         12,650        16,412        13,129
                                ============   ===========   ============   ===========   ===========   ============
         Diluted earnings per
            share                    0.67           1.96          1.25           0.92          1.25          1.00
                                ============   ===========   ============   ===========   ===========   ============

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

(b)      Cash and Cash Equivalents-

         The Company considers marketable securities with maturities of less than three months to be cash equivalents and are shown as a component of cash and cash equivalents on the balance sheets.

(c)      Outstanding Checks-

         Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable in the accompanying consolidated balance sheets. These checks amounted to $2,037, $5,416 and $3,905 as of December 31, 1999, 2000 and 2001, respectively.

(d)      Inventories-

         Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory values include material and conversion costs.

         Inventories consist of the following:

                                                 December 31,
                                    --------------------------------------
                                       1999         2000          2001
                                    ------------ ------------  -----------

 Raw Materials                         $15,215      $16,319       $16,996
 Work-in-Process and Finished           29,500       41,381        37,057
                                    ------------ ------------  -----------
                                        44,715       57,700        54,053
 Less Progress Payments                 (2,288)      (2,758)         (994)
                                    ------------ ------------  -----------
          Total Inventories            $42,427      $54,942       $53,059
                                    ============ ============  ===========

(e)      Property, Plant and Equipment-

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

         Land Improvements                        30 or 39 years
         Buildings and Improvements               30 or 39 years
         Machinery and Equipment                    5 to 12 years

(f)      Goodwill-

         Goodwill represents the excess of the purchase price over the fair value of identifiable net assets relating to the 1997 acquisition of Stowe, the 1999 acquisition of Adco, and the 2000 acquisition of PCT. Goodwill is included in other assets and is being amortized on a straight-line basis over 20 years. As of December 31, 2001, unamortized goodwill amounted to $8,245. Amortization expense was $316, $484 and $490 in 1999, 2000 and 2001, respectively. The Company evaluates goodwill to assess recoverability from future operations of the acquired assets which generated the goodwill. Impairments are recognized in operating results to the extent that carrying value exceeds fair value. See Note (2)(k) for further discussion of the impact FASB No. 142 will have on the goodwill of the Company.

(g)      Fair Values of Financial Instruments-

         The fair value of financial instruments does not materially differ from their carrying values.

(h)      Revenue Recognition-

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

(i)      Income Taxes-

         Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

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

         Goodwill and Intangibles--In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangibles," or "SFAS 142." SFAS 142 establishes accounting standards that preclude the continued amortization of goodwill and other indefinite lived intangible assets. These assets will be subject to annual fair value impairment tests. The Company has evaluated the impact of this standard and has determined it will not result in any impairment of the goodwill recorded as of January 1, 2002. The current annual amortization expense of approximately $490 will no longer be recorded when adopted.

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

     Senior Subordinated Secured Notes and Warrants-

     In 1995 and 1996, the Company issued senior subordinated notes ("Subordinated Notes") to a few of the Company's stockholders. The noteholders also received warrants with each Subordinated Note purchased. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash, or by the surrender of already outstanding Ladish common stock, or other warrants having a fair value equal to the exercise price. The warrants expire ten years from the date of issuance. In March 1998, the Subordinated Notes were paid in full.

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

     The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company. As of December 31, 2001, 963,333 options have been granted. These options expire ten years from the grant date. Options issued under the Plan in 1999, 2000 and 2001, were 76,000, 6,500 and 130,000 options, respectively. These options vest over two years. As of December 31, 2001, 753,167 options remain outstanding.

     The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in 1999, 2000 and 2001. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma restated net income and diluted earnings per share would have been as follows:

                                                      Years Ended December 31,
                               -----------------------------------------------------------------------
                                        1999                    2000                    2001
                               ----------------------- ----------------------- -----------------------
                                   As          Pro         As          Pro         As          Pro
                                Reported      Forma     Reported      Forma     Reported      Forma
                               ------------ ---------- ------------ ---------- ------------ ----------
Net Income                       $28,495     $27,994     $12,650     $12,048     $13,129     $12,259

Diluted Earnings Per Share        $1.96       $1.93       $0.92       $0.88       $1.00       $0.93

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

                                                                   Weighted
         Weighted Average  Weighted Average                        Average
            Risk Free          Expected       Weighted Average   Black-Scholes
  Year    Interest Rate     Remaining Lives   Volatility Factor  Option Price

  1999        5.72%            10 Years            45.11%             $5.06
  2000        5.51%            10 Years            39.98%             $6.12
  2001        4.92%            10 Years            41.46%             $6.38

     A summary of options for 1999, 2000 and 2001 is as follows:

                                              1999                        2000                        2001
                                    -------------------------- --------------------------- ---------------------------
                                                   Weighted                    Weighted                    Weighted
                                                    Average                    Average                     Average
                                                   Exercise                    Exercise                    Exercise
                                      Options        Price       Options        Price        Options        Price
                                      -------        -----       -------        -----        -------        -----

     Outstanding at Beginning of
        Year                          1,135,604      $11.00      1,209,604       $10.83      1,189,604      $10.92
     Granted                             76,000        8.18          6,500         8.25        130,000       10.50
     Forfeited                                -        -                 -         -                 -        -
     Exercised or Repurchased            (2,000)       6.00        (26,500)        6.13        (70,249)       6.24
                                    -------------  ----------  -------------   ---------   -------------  ----------
     Outstanding at End of Year       1,209,604      $10.83      1,189,604       $10.92      1,249,355      $11.14
                                    =============  ==========  =============   =========   =============  ==========
     Exercisable at End of Year         973,604      $11.47      1,145,104       $11.03      1,116,105      $11.23
                                    =============  ==========  =============   =========   =============  ==========

     The options outstanding and exercisable as of December 31, 2001 consist of the following:

       Range of          Number of Options                 Exercise Price            Remaining
       Exercise    ------------------------------- -------------------------------  Contractual
        Prices      Outstanding     Exercisable     Outstanding     Exercisable        Life
     ------------- --------------  --------------- --------------- --------------- --------------
     $5 to $10         623,167          619,917         $7.41            $7.41          6.06
     $10 to $15        350,528          220,528         11.44            12.00          4.27
     $15 to $20        165,396          165,396         18.00            18.00          1.33
     $20 to $25        110,264          110,264         21.00            21.00          1.33
                   -------------    -------------    ----------       ---------        -------
                     1,249,355        1,116,105        $11.14           $11.23          4.51
                   =============    =============    ==========       =========        =======

     In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," addresses the accounting for modifications to outstanding stock options and became effective on July 1, 2000. As a result, the Company recorded an additional $320 and $75 of compensation expense in 2000 and 2001, respectively, relating to the modified stock options. Certain options of retiring employees were purchased in 2000 at an amount equal to their intrinsic value.

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
                                   ========

(7)  Income Taxes-

     Substantially all amounts related to income tax expense and net deferred tax assets have been restated from amounts previously reported.

     The components of income tax expense (benefits) are as follows:

                                                                                       1999
                                                                ---------------------------------------------------
                                                                  Federal Tax        State Tax           Total
                                                                ----------------- ---------------- ----------------
       Current                                                    $       -               $46              $46
       Deferred                                                       3,702               788            4,490
       Charge in lieu of taxes related to goodwill                       51                 7               58
       Tax benefits credited directly to paid-in capital                607                87              694
       Reduction of beginning of year valuation allowance            (2,093)             (557)          (2,650)
       Benefits of NOL carryforwards                                 (1,609)             (230)          (1,839)
                                                                ----------------- ---------------- ----------------
                                                                        658               141              799

       Reversal of valuation allowance for
          post-reorganization deferred tax assets                   (15,643)           (2,235)         (17,878)
                                                                ----------------- ---------------- ----------------
              Total tax benefits                                   $(14,985)          $(2,094)        $(17,079)
                                                                ================= ================ ================


       Income tax benefits credited directly to paid-in capital:
            Pre-reorganization NOL carryforwards utilized
              and reversal of temporary differences in
              the current year                                        $(607)             $(87)           $(694)
            Reversal of valuation allowance for
              pre-reorganization deferred tax assets                (16,494)           (2,356)         (18,850)
                                                                ----------------- ---------------- ----------------
            Total credits to paid-in capital                       $(17,101)          $(2,443)        $(19,544)
                                                                ================= ================ ================

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

                                                                                       2000
                                                                ---------------------------------------------------
                                                                  Federal Tax        State Tax           Total
                                                                ----------------- ---------------- ----------------
       Current                                                    $       -              $308             $308
       Deferred                                                       6,500             1,339            7,839
       Charge in lieu of taxes related to goodwill                       58                 8               66
                                                                ----------------- ---------------- ----------------
              Total tax provision                                    $6,558            $1,655           $8,213
                                                                ================= ================ ================

                                                                                       2001
                                                                ---------------------------------------------------
                                                                  Federal Tax        State Tax           Total
                                                                ----------------- ---------------- ----------------
       Current                                                    $       -              $496             $496
       Deferred                                                       5,811             1,013            6,824
       Charge in lieu of taxes related to goodwill                       58                 8               66
                                                                ----------------- ---------------- ----------------
              Total tax provision                                    $5,869            $1,517           $7,386
                                                                ================= ================ ================

     A reconciliation of the Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                      1999             2000             2001
                                                                ----------------- ---------------- ----------------
       Pre-tax accounting income                                    $11,416           $20,863          $20,515
                                                                ================= ================ ================

       Federal tax at statutory rate
          of 35%                                                     $3,996            $7,302           $7,180
       State tax, net of Federal benefit                                547             1,076              986
       Permanent differences                                             41               101               60
       Extra-Territorial Income Exclusion                                 -              (266)            (840)
       Current year reduction of valuation allowance                 (3,785)                -                -
                                                                ----------------- ---------------- ----------------
                                                                       $799            $8,213           $7,386
                                                                ================= ================ ================

       Effective tax rate                                             7.0%             39.4%            36.0%
                                                                ================= ================ ================

     The Extra-Territorial Income Exclusion is a statutory exclusion of income related to the Company's international sales.

     Components of net deferred income tax assets are as follows:

                                                                    12/31/99         12/31/00         12/31/01
                                                                ----------------- ---------------- ----------------
       Current deferred tax assets attributable to:
          Inventory adjustments                                     $   588           $   995          $   804
          Accrued employee costs                                      1,261             1,467            1,384
          Pension benefits                                               50                19               45
          Postretirement healthcare benefits                          2,220             2,298            2,123
          Other                                                         392               699            1,287
                                                                ----------------- ---------------- ----------------
              Total current deferred tax   assets                    $4,511            $5,478           $5,643
                                                                ================= ================ ================

       Noncurrent deferred tax assets and (liabilities) attributable to:

          Property, plant and equipment                            $(10,318)          $(8,698)         $(7,112)
          NOL carryforwards                                          19,950            13,265            8,499
          Pension benefits                                            6,019             3,115               (6)
          Postretirement healthcare benefits                         16,372            15,473           14,914
          Alternative minimum tax credits                               280               634            1,029
          Other                                                         194               256              211
                                                                ----------------- ---------------- ----------------
              Total noncurrent net deferred tax assets              $32,497           $24,045          $17,535
                                                                ================= ================ ================

       Total net deferred tax assets                                $37,008           $29,523          $23,178
                                                                ================= ================ ================

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

     Amounts attributable to certain components of deferred tax assets have been restated for 1999, 2000 and 2001 to reflect the results of an IRS audit of the tax returns for years prior to reorganization 1987-1992. The IRS adjustments affected the pre-reorganization temporary differences related to property, plant and equipment and related depreciation expense in future years. The net impact of the adjustments at December 31, 1999 reduced the deferred tax liability related to property, plant and equipment by $6,300 and the deferred tax asset attributable to NOLs by $248. Other changes increased deferred tax assets by $365. Net deferred tax assets as well as the valuation allowance provided thereon were increased $6,417 from the amount, previously reported.

     The Company has net operating loss ("NOL") carryforwards that were generated prior to its reorganization completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization. During each accounting period, beginning April 30, 1993 through December 31, 1998, a valuation allowance was recorded to reduce the unrealized benefits of NOL carryforwards and temporary differences to zero. To the extent that the benefits of pre-reorganization NOLs and reversing temporary differences were realized subsequent to April 30, 1993 through utilization or were recognized by way of a reduction of the valuation allowance there was a corresponding increase in paid-in capital recognized rather than a reduction in income tax expense. To the extent the benefits of post-reorganization NOL carryforwards were either realized through utilization or recognized by way of a reduction of the valuation allowance there was a corresponding decrease in the income tax provision.

     The amount of the NOL carryforwards used through December 31, 2001 total $18,578 of the pre-reorganization NOLs and $42,837 of the post-reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2001 total $14,997 of pre-reorganization NOLs and $6,250 of post-reorganization NOLs. Wisconsin NOL carryforwards as of December 31, 2001 total $12,148 of pre-reorganization NOLs and $10,988 of post-reorganization NOLs.

     The Company's IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11,865 annually. To the extent less than $11,865 was used in any year, the unused amount was added to and increased the limitation in the succeeding year. NOL carryforwards generated prior to the reorganization are further limited to an annual usage of $2,142. Any unused amount is added to and increases the limitation in the succeeding year. The pre-reorganization NOL carryforwards expire in 2008 and the post-reorganization NOL carryforwards expire in years 2008 through 2010.

     In 2002, after re-examination of the accounting literature and re-consideration of the positive and negative evidence which existed in prior years at the end of each year and consultation with the Company's auditors, the Company determined that as of December 31, 1999 it was more likely than not that the NOL carryforwards would be utilized prior to their expiration and that all net deferred tax assets would be realized. Therefore, effective as of December 31, 1999, the entire valuation allowance against the net deferred tax assets was reversed and the income tax provisions in 1999, 2000 and 2001 and paid-in capital have been revised. The amount of the valuation allowance reversed was $36,728. The financial statements for 1999, 2000 and 2001 have been restated.

     The effect of the valuation allowance reversal as of December 31, 1999 has been allocated between a credit of $18,850 to paid-in capital for that part of the allowance applicable to pre-reorganization NOLs and net temporary differences and a credit of $17,878 to the income tax provision for that part of the allowance applicable to post-reorganization NOLs and temporary differences. Also in 1999, the income tax provision includes $694 related to utilization of pre-reorganization NOLs which is credited to paid-in capital.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

     The opening balances of paid-in capital and retained earnings as of January 1, 1999 have been restated to increase paid-in capital $14,770 and reduce retained earnings by the same amount with no effect on total stockholders' equity. This adjustment is being made to correct a misallocation of the benefits of the pre-reorganization NOLs and other net deferred tax assets between paid-in capital and reductions of income tax expense in prior years.

     Realization of the net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

     Alternative minimum tax payments of $54, $354 and $395 were made in 1999, 2000 and 2001, respectively, and are recorded as deferred tax assets.

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

     The following is a reconciliation of the change in benefit obligation and plan assets for the years ended December 31, 1999, 2000 and 2001:

                                                                                Pension Benefits
                                                                    ------------------------------------------
                                                                                  December 31,
                                                                    ------------------------------------------
                                                                        1999          2000           2001
                                                                    ------------- -------------  -------------
     Change in Benefit Obligation:
        Projected Benefit Obligation at Beginning of Year              $176,094      $166,017       $163,323
        Service Cost                                                      1,318         1,322            672
        Interest Cost                                                    13,310        13,696         13,882
        Amendments                                                        3,750         1,016              -
        Actuarial (Gains) Losses                                        (10,611)           13         14,741
        Benefits Paid                                                   (17,844)      (18,741)       (18,501)
                                                                    ------------- -------------  -------------
        Projected Benefit Obligation at End of Year                    $166,017      $163,323       $174,117
                                                                    ============= =============  =============

     Change in Plan Assets:
        Plan Assets at Fair Value at Beginning of Year                 $204,626      $215,007       $217,200
        Actual Return on Plan Assets                                     27,274        20,400        (14,039)
        Company Contributions                                               951           534            422
        Benefits Paid                                                   (17,844)      (18,741)       (18,501)
                                                                    ------------- -------------  -------------
        Plan Assets at Fair Value at End of Year                       $215,007      $217,200       $185,082
                                                                    ============= =============  =============

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

                                                                                Pension Benefits
                                                                    ------------------------------------------
                                                                                  December 31,
                                                                    ------------------------------------------
                                                                        1999          2000           2001
                                                                    ------------- -------------  -------------

     Funded Status of Plan                                              $48,990       $53,877        $10,965
     Unrecognized Prior Service Cost                                      3,191         3,832          3,372
     Unrecognized Net Actuarial Gain                                    (65,632)      (63,651)       (11,962)
                                                                    ------------- -------------  -------------
     Net Prepaid (Accrued) Benefit Cost                                $(13,451)      $(5,942)        $2,375
                                                                    ============= =============  =============

     Weighted Average Assumptions:
        Discount Rate                                                   8.25%         8.50%          7.50%
        Rate of Increase in Compensation Levels                         3.00%         3.00%          3.00%
        Expected Long-Term Rate of Return on Assets                     9.25%         9.25%          9.25%

                                                                             Postretirement Benefits
                                                                    ------------------------------------------
                                                                                  December 31,
                                                                    ------------------------------------------
                                                                        1999          2000           2001
                                                                    ------------- -------------  -------------
     Change in Benefit Obligation:
        Projected Benefit Obligation at Beginning of Year               $50,767       $46,183        $42,786
        Service Cost                                                        361           333            307
        Interest Cost                                                     3,612         3,597          3,417
        Amendments                                                            -             -              -
        Actuarial (Gains) Losses                                         (3,006)       (1,582)           319
        Benefits Paid                                                    (5,551)       (5,745)        (5,308)
                                                                    ------------- -------------  -------------
        Projected Benefit Obligation at End of Year                     $46,183       $42,786        $41,521
                                                                    ============= =============  =============

     Change in Plan Assets:
        Plan Assets at Fair Value at Beginning of Year              $         -   $         -    $         -
        Actual Return on Plan Assets                                          -             -              -
        Company Contributions                                             5,551         5,745          5,308
        Benefits Paid                                                    (5,551)       (5,745)        (5,308)
                                                                    ------------- -------------  -------------
        Plan Assets at Fair Value at End of Year                    $          -  $         -    $         -
                                                                    ============= =============  =============

     Funded Status of Plan                                             $(46,183)     $(42,786)      $(41,521)
     Unrecognized Prior Service Cost                                          -             -              -
     Unrecognized Net Actuarial Gain                                       (297)       (1,641)        (1,073)
                                                                    ------------- -------------  -------------
     Accrued Benefit Cost                                              $(46,480)     $(44,427)      $(42,594)
                                                                    ============= =============  =============

     Weighted Average Assumptions:
        Discount Rate                                                   8.25%         8.50%          8.00%
        Rate of Increase in Compensation Levels                           -             -              -
        Expected Long-Term Rate of Return on Assets                       -             -              -

     The components of the net periodic benefit costs for the years ended December 31, 1999, 2000 and 2001, respectively, are:

                                                          Pension Benefits              Postretirement Benefits
                                                   -------------------------------- --------------------------------
                                                     1999       2000       2001        1999       2000       2001
                                                   ---------- --------------------- ----------- ---------- ---------
     Service Cost-Benefit Earned During
        the Period                                    $1,318     $1,322   $   672        $361       $333       $307
     Interest Cost on Projected Benefit
        Obligation                                    13,310     13,696    13,882       3,612      3,597      3,417
     Expected Return on Pension Assets               (17,986)   (19,177)  (19,715)          -          -          -
     Net Amortization and Deferral                    (1,443)    (3,190)   (3,195)       (192)      (238)      (249)
     Prior Service Cost                                  353        375       461           -          -          -
     Loss Due to Curtailment                           2,097          -         -           -          -          -
                                                   ---------- --------------------- ----------- ---------- ---------
            Net Periodic Benefit Cost (Income)       $(2,351)   $(6,974)  $(7,895)     $3,781     $3,692     $3,475
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

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:
                                                             1%           1%
                                                          Increase   Decrease
                                                         ---------- ------------

     Effect on Total of Service and
          Interest Cost Components                            $178      $(162)

     Effect on Postretirement Healthcare
          Benefit Obligation                                $2,434    $(2,209)

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

(9)  Officers' Deferred Compensation Plan-

     Certain officers have deferred compensation agreements which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the Rabbi Trust, of $1,745, $2,147 and $2,599 as of December 31, 1999, 2000
     and 2001, respectively, has been recorded under these agreements as actuarially determined. The expense was $114, $252 and $292 in 1999, 2000 and 2001, respectively. An additional minimum liability net of deferred tax benefits is reflected in stockholders' equity.

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

 (11)Commitments and Contingencies-

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

     The following shares were used to calculate basic and diluted earnings per share:

                                                                               December 31,
                                                               ----------------------------------------------
                                                                   1999            2000            2001
                                                               -------------- --------------- ---------------

     Average Basic Common Shares Outstanding                      13,715,555    13,075,188       12,944,545

     Incremental Shares Applicable to Common Stock Options
        and Warrants                                                 797,706       606,716          209,983
                                                               -------------- --------------- ---------------

     Average Diluted Common Shares Outstanding                    14,513,261    13,681,904       13,154,528
                                                               ============== =============== ===============

     The shares outstanding used to compute diluted earnings per share for 2001 excluded outstanding options to purchase 496,188 shares of common stock at a weighted average exercise price of $16.00. The options were excluded because their exercise prices were greater than the average market price of the common shares during the year.

(13) Acquisitions-

     On February 16, 1999, the Company completed the purchase of certain assets and assumption of certain liabilities of Adco Manufacturing, Incorporated ("Adco"). The purchase price was approximately $10,850 in cash, plus a working capital adjustment of approximately $750.

     The Adco acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based upon their fair values at the acquisition's effective date of February 16, 1999. The Company's consolidated statements of operations do not include the revenues and expenses of Adco prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately $6,220 is amortized through December 31, 2001 on a straight-line basis over 20 years. See Note (2)(k) for further discussion of the impact FASB No. 142 will have on the goodwill of the Company.

     On January 14, 2000, the Company completed the purchase of certain assets and assumption of certain liabilities of Wyman-Gordon Titanium Castings, LLC. The acquired business was renamed Pacific Cast Technologies, Inc. ("PCT").

     The PCT acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were included in the Company's consolidated balance sheet as of December 31, 2000 based upon their fair values at the acquisition date of January 14, 2000. The Company's consolidated statements of operations do not include the revenues and expenses of PCT prior to this date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) of approximately

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

     $2,700 is amortized on a straight-line basis over 20 years through December 31, 2001. See Note (2)(k) for further discussion of the impact FASB No. 142 will have on the goodwill of the Company.

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
                                                                   ===========

(14) Quarterly Results of Operations (Unaudited)-

     The following table sets forth restated unaudited consolidated income statement of operations data for each quarter of the Company's last three fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the financial statements and, in management's opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                       Quarters Ended
     ---------------------------------------- ------------------------------------------------------------------
     1999                                       March 31       June 30       September 30        December 31
     ---------------------------------------- -------------  ------------- ------------------  -----------------

     Net Sales                                    $42,756         $44,771         $41,803            $40,911

     Gross Profit                                   3,438           5,015           5,044              5,679

     Operating Income                               1,781           3,093           3,175              3,941

     Net Income (restated)                          1,469           2,528           2,488             22,010

     Basic Earnings Per Share (restated)            0.11            0.18            0.18               1.62
     Diluted Earnings Per Share (restated)          0.10            0.18            0.17               1.55

     ----------------------------------------
     2000
     ----------------------------------------

     Net Sales                                    $54,852         $57,414         $58,399            $59,483

     Gross Profit                                   8,603           8,373           8,636              8,879

     Operating Income                               6,375           5,657           5,098              5,622

     Net Income (restated)                          3,616           3,137           2,783              3,114

     Basic Earnings Per Share (restated)            0.27            0.24            0.22               0.24
     Diluted Earnings Per Share (restated)          0.26            0.23            0.20               0.23

     ----------------------------------------
     2001
     ----------------------------------------

     Net Sales                                    $67,863         $69,025         $59,524            $56,005

     Gross Profit                                   8,658          10,423           7,453              7,277

     Operating Income                               5,657           6,768           5,895              4,439

     Net Income (restated)                          3,317           4,047           3,447              2,318

     Basic Earnings Per Share (restated)            0.26            0.31            0.27               0.18
     Diluted Earnings Per Share (restated)          0.25            0.31            0.26               0.18

     Net income and earnings per share amounts for all quarters, beginning with the quarter ended December 31, 1999, have been restated to reflect the effect of the reversal of the net deferred tax asset valuation allowance as of December 31, 1999. See Note 7.

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
