Form 10-Q/A
period 2002-03-31
LADISH CO INC
filed 2002-11-01
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   March 31, 2002
                        --------------

Commission File Number     0-23539
                           -------


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

                            Yes  X           No
                                ---             ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at March 31, 2002
-----------------------------                      -----------------------------
Common Stock, $0.01 Par Value                                12,976,060

                         PART I - FINANCIAL INFORMATION














                                    2 of 11

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                             Restated
                                                     -------------------------
                                                        For the Three Months
                                                          Ended March 31,
                                                            (Unaudited)
                                                     -------------------------
                                                        2002           2001
                                                     ----------     ----------

Net sales                                            $   53,156     $   67,863

Cost of sales                                            49,007         59,205
                                                     ----------    -----------

     Gross income on sales                                4,149          8,658

Selling, general and administrative expenses              2,824          3,001
                                                     ----------     ----------

     Income from operations                               1,325          5,657

Other income (expense):
  Interest expense                                         (446)          (483)
  Other, net                                                 63              8
                                                     ----------     ----------

     Income before provision for income taxes               942          5,182

Provision for income taxes                                  339          1,865
                                                     ----------     ----------

     Net income                                      $      603     $    3,317
                                                     ==========     ==========




Basic earnings per share                             $     0.05     $     0.26

Diluted earnings per share                           $     0.05     $     0.25

Basic weighted average shares outstanding            12,976,060     12,912,477

Diluted weighted average shares outstanding          13,118,831     13,127,064



                                    3 of 11

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                              Restated
                                                     ---------------------------
                                                      March 31,     December 31,
                                                        2002            2001
                                                     ----------     ------------
                                                     (Unaudited)
                 Assets
                 ------
Current assets:
  Cash and cash equivalents                          $    1,001      $    3,962
  Accounts receivable, less allowance of $341
   and $341 respectively                                 41,649          37,719
  Inventories                                            53,140          53,059
  Deferred income taxes                                   5,643           5,643
  Prepaid expenses and other current assets               1,509             635
                                                     ----------      ----------
       Total current assets                             102,942         101,018
                                                     ----------      ----------
Property, plant and equipment:
  Land and improvements                                   4,766           4,637
  Buildings and improvements                             27,778          27,521
  Machinery and equipment                               140,495         139,174
  Construction in progress                               22,699          19,271
                                                     ----------      ----------
                                                        195,738         190,603
  Less - accumulated depreciation                       (92,071)        (88,320)
                                                     ----------      ----------
       Net property, plant and equipment                103,667         102,283

Deferred income taxes                                    17,318          17,535
Other assets                                             13,351          11,834
                                                     ----------      ----------
       Total assets                                  $  237,278      $  232,670
                                                     ==========      ==========
   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Accounts payable                                   $   26,308      $   21,235
  Accrued liabilities:
    Pensions                                                148             153
    Postretirement benefits                               5,308           5,308
    Wages and salaries                                    5,027           4,111
    Taxes, other than income taxes                          370             263
    Interest                                                455           1,002
    Profit sharing                                          124             812
    Paid progress billings                                  630             473
    Other                                                 1,920           2,486
                                                     ----------      ----------
       Total current liabilities                         40,290          35,843
Long term liabilities:
  Senior notes                                           30,000          30,000
  Pensions                                                2,630           2,599
  Postretirement benefits                                36,741          37,286
  Other noncurrent liabilities                              605             605
                                                     ----------      ----------
       Total liabilities                                110,266         106,333
                                                     ----------      ----------
Stockholders' equity:
  Common stock - authorized 100,000,000, issued
   14,573,515 shares of $.01 par value as of
   March 31, 2002 and December 31, 2001                     146             146
  Additional paid-in capital                            110,110         110,038
  Retained earnings                                      28,578          27,975
  Treasury stock, 1,597,455 shares of common
   stock in each period at cost                         (11,695)        (11,695)
  Additional minimum pension liability                     (127)           (127)
                                                     ----------      ----------
       Total stockholders' equity                       127,012         126,337
                                                     ----------      ----------
       Total liabilities and stockholders' equity    $  237,278      $  232,670
                                                     ==========      ==========

                                    4 of 11

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                             Restated
                                                     -------------------------
                                                        For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                        2002           2001
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                         $      603      $    3,317
  Adjustments to reconcile net income to net cash
   provided from (used for) operating activities:
    Depreciation                                          3,790           3,635
    Amortization                                             --             131
    Deferred income taxes                                   237           1,759
    Non-cash compensation expense                            72             160
    Gain on disposal of property, plant and
     equipment                                              (43)             --

  Change in assets and liabilities:
    Accounts receivable                                  (3,930)         (7,961)
    Inventories                                             (81)         (1,622)
    Other assets                                         (2,411)         (1,073)
    Accounts payable and accrued liabilities              4,447             841
    Other liabilities                                      (514)         (2,192)
                                                     ----------      ----------
       Net cash provided from (used for)
        operating activities                              2,170          (3,005)
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment             (5,196)         (3,419)
  Proceeds from sale of property, plant and
   equipment                                                 65               4
                                                     ----------      ----------

       Net cash used for investing activities            (5,131)         (3,415)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from senior debt                               --           6,520
     Retirement of warrants                                  --          (3,227)
                                                     ----------      ----------

       Net cash provided from financing activities           --           3,293
                                                     ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS                    (2,961)         (3,127)
CASH AND CASH EQUIVALENTS, beginning of period            3,962           3,521
                                                     ----------      ----------

CASH AND CASH EQUIVALENTS, end of period             $    1,001      $      394
                                                     ==========      ==========

                                    5 of 11

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


(1)  Basis of Presentation and Restatement

In the opinion of the Company, the accompanying restated unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2002 and December 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001. Except as reflected in Note 8, all adjustments are of a normal recurring nature.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company has filed an annual report on Form 10-K/A, which contains restated audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2001, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

Inventories consisted of:

                                                March 31,     December 31,
                                                  2002            2001
                                                ---------     ------------

     Raw material and supplies                  $ 17,175       $  16,995
     Work-in-process and finished goods           36,782          37,058
     Less progress payments                         (817)           (994)
                                                --------       ---------

        Total inventories                       $ 53,140       $  53,059
                                                ========       =========

(3)  Interest and Income Tax Payments

                                                   For the Three Months
                                                      Ended March 31,
                                                --------------------------
                                                  2002              2001
                                                --------          --------

     Interest                                    $  977            $  458
     Income taxes                                    60               339


                                    6 of 11

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

(8)  Restatement of Interim Financial Statements

Subsequent to March 31, 2002, the Company revised the discount rate assumption used to determine its pension obligation and pension expense. The change from 8% to 7.5% resulted in a reduction of income before income taxes of $0.086 million for the three months ended March 31, 2002.

The provision for income taxes was previously reported using an implied rate of 22% and has been restated to use an effective rate of 36%.

Income before taxes, provision for income taxes, net income and earnings per share have been restated as follows:

                                                   For the Three Months
                                                   Ended March 31, 2002
                                                --------------------------
                                                As Previously        As
                                                  Reported        Restated
                                                -------------     --------
     Income before income taxes                    $1,028           $ 942
     Provision for income taxes                      $226           $ 339
     Net income                                      $802           $ 603
     Diluted earnings per share                    $ 0.06           $0.05


                                    7 of 11

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION

RESULTS OF OPERATIONS

First Quarter 2002 Compared to First Quarter 2001

Net sales for the three months ended March 31, 2002 were $53.2 million compared to $67.9 for the same period in 2001. The decrease in sales for the first quarter of 2002 was due to the softening of the aerospace market, particularly after September 11, 2001. Gross profit for the first quarter of 2002 declined to 7.8% of sales in contrast to 12.8% of sales in the first quarter of 2001 primarily as a result of volume reduction, product mix and margin pressures in 2002.

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

The provision for income taxes has been restated from that previously reported. The $0.34 million provision for income taxes for 2002 and $1.87 million for 2001 reflect an effective rate of 36%. The Company has significant net operating loss ("NOL") carryforwards which largely offset most actual tax liabilities of the Company. For financial statement purposes the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See "Liquidity and Capital Resources."

Net income for the first quarter of 2002 was $0.60 million, an 82% decline from the same period in 2001. The decline in profitability was due to reduced sales volume in 2002 along with negative product mix and margin pressure from major customers in the aerospace industry.

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

                                    8 of 11

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

The Company has net operating loss ("NOL") carryforwards, which were generated prior to a financial restructuring that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $21.2 million as of December 31, 2001. The NOL carryforwards expire gradually beginning in the year 2008 through 2010.

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

The effect of the valuation allowance reversal as of December 31, 1999 has been allocated between a credit of $18.9 million to paid-in capital for that part of the allowance applicable to pre-reorganization NOLs and net temporary differences and a credit of $17.9 million to the income tax provision for that part of the allowance applicable to post-reorganization NOLs and temporary differences. Also in 1999, the income tax provision includes $0.7 million related to utilization of pre-reorganization NOLs which is credited to paid-in capital.

The opening balances of paid-in capital and retained earnings as of January 1, 1999 have been restated to increase paid-in capital $14.8 million and reduce retained earnings by the same amount with no effect on total stockholders' equity. This adjustment is being made to correct a misallocation of the benefits of the pre-reorganization NOLs and other net deferred tax assets between paid-in capital and reductions of income tax expense in prior years.

Realization of the net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carry-


                                    9 of 11
forwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company's sales are made in U.S. dollars. The Company does not consider it subject to the market risks addressed by Item 305 of Regulation S-K.

                            ------------------------

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

None

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


                                    10 of 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                LADISH CO., INC.



Date:  October 31, 2002                         By: /s/  WAYNE E. LARSEN
                                                   ----------------------------
                                                    Wayne E. Larsen
                                                    Vice President Law/Finance
                                                    & Secretary




                                    11 of 11