Form 10-Q/A
period 2002-06-30
LADISH CO INC
filed 2002-11-01
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   June 30, 2002
                        -------------

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

                              Yes  X          No
                                  ---            ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at June 30, 2002
-----------------------------                       ----------------------------
Common Stock, $0.01 Par Value                                13,004,160

                         PART I - FINANCIAL INFORMATION














                                    2 of 12

                                   LADISH CO., INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Share and Per Share Data)

                                       Restated                      Restated
                               -------------------------     -------------------------
                                  For the Three Months           For the Six Months
                                     Ended June 30,                Ended June 30,
                               -------------------------     -------------------------
                                  2002           2001           2002           2001
                               ----------     ----------     ----------     ----------

Net sales                      $   48,309     $   69,025     $  101,465     $  136,888

Cost of sales                      44,474         58,602         93,481        117,807
                               ----------     ----------     ----------     ----------

    Gross income on sales           3,835         10,423          7,984         19,081

Selling, general and
 administrative expenses            2,514          3,655          5,338          6,656
                               ----------     ----------     ----------     ----------

    Income from operations          1,321          6,768          2,646         12,425

Other income (expense):
  Interest expense                   (422)          (421)          (868)          (904)
  Other, net                            9            (24)            72            (16)
                               ----------     ----------     ----------     ----------

    Income before provision
     for income taxes                 908          6,323          1,850         11,505

Provision for income taxes            327          2,276            666          4,141
                               ----------     ----------     ----------     ----------

    Net income                 $      581     $    4,047     $    1,184     $    7,364
                               ==========     ==========     ==========     ==========


Basic earnings per share       $     0.04     $     0.31     $     0.09     $     0.57

Diluted earnings per share     $     0.04     $     0.31     $     0.09     $     0.56

Basic weighted average
 shares outstanding            12,987,560     12,923,664     12,981,842     12,918,101

Diluted weighted average
 shares outstanding            13,170,879     13,163,554     13,144,887     13,145,340


                                       3 of 12

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollars in Thousands, Except Share and Per Share Data)

                                                              Restated
                                                     ---------------------------
                                                      June 30,      December 31,
                                                        2002            2001
                                                     ----------     ------------
                        Assets
                        ------
Current assets:
  Cash and cash equivalents                          $   3,963       $   3,962
  Accounts receivable, less allowance of $341           33,661          37,719
  Inventories                                           50,050          53,059
  Deferred income taxes                                  5,643           5,643
  Prepaid expenses and other current assets              1,200             635
                                                     ---------       ---------
       Total current assets                             94,517         101,018
                                                     ---------       ---------
Property, plant and equipment:
  Land and improvements                                  4,776           4,637
  Buildings and improvements                            28,792          27,521
  Machinery and equipment                              142,978         139,174
  Construction in progress                              20,707          19,271
                                                     ---------       ---------
                                                       197,253         190,603
  Less - accumulated depreciation                      (95,003)        (88,320)
                                                     ---------       ---------
       Net property, plant and equipment               102,250         102,283

Deferred income taxes                                   17,020          17,535
Other assets                                            14,869          11,834
                                                     ---------       ---------

       Total assets                                  $ 228,656       $ 232,670
                                                     =========       =========

           Liabilities and Stockholders' Equity
           ------------------------------------
Current liabilities:
  Accounts payable                                   $  17,224       $  21,235
  Accrued liabilities:
    Pensions                                               146             153
    Postretirement benefits                              5,308           5,308
    Wages and salaries                                   4,368           4,111
    Taxes, other than income taxes                         226             263
    Interest                                               984           1,002
    Profit sharing                                          --             812
    Paid progress billings                                 942             473
    Other                                                1,663           2,486
                                                     ---------       ---------
       Total current liabilities                        30,861          35,843
Long term liabilities:
  Senior notes                                          30,000          30,000
  Pensions                                               2,661           2,599
  Postretirement benefits                               36,408          37,286
  Other noncurrent liabilities                             605             605
                                                     ---------       ---------
           Total liabilities                           100,535         106,333
                                                     ---------       ---------
Stockholders' equity:
  Common stock - authorized 100,000,000, issued
   14,573,515 shares of $.01 par value as of
   June 30, 2002 and December 31, 2001                     146             146
  Additional paid-in capital                           110,433         110,038
  Retained earnings                                     29,159          27,975
  Treasury stock, 1,569,355 and 1,597,455 shares
   of common stock at cost as of June 30, 2002
   and December 31, 2001, respectively                 (11,490)        (11,695)
  Additional minimum pension liability                    (127)           (127)
                                                     ---------       ---------
       Total stockholders' equity                      128,121         126,337
                                                     ---------       ---------

       Total liabilities and stockholders' equity    $ 228,656       $ 232,670
                                                     =========       =========

                                    4 of 12

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                              Restated
                                                     -------------------------
                                                         For the Six Months
                                                           Ended June 30,
                                                     -------------------------
                                                        2002           2001
                                                     ----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                         $    1,184      $   7,364
  Adjustments to reconcile net income to net cash
   provided from (used for) operating activities:
    Depreciation                                          7,609          7,274
    Amortization                                             --            262
    Deferred income taxes                                   515          3,893
    Non-cash compensation expense                           368            839
    Other                                                   (41)             --

  Change in assets and liabilities:
    Accounts receivable                                   4,058         (6,970)
    Inventories                                           3,009         (2,817)
    Other assets                                         (3,600)          (697)
    Accounts payable and accrued liabilities             (4,982)           965
    Other liabilities                                      (816)        (4,813)
                                                     ----------      ---------

       Net cash provided from operating activities        7,304          5,300
                                                     ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment             (7,713)        (7,835)
  Proceeds from sale of property, plant and
   equipment                                                178              5
                                                     ----------      ---------

       Net cash used for investing activities            (7,535)        (7,830)
                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from senior debt                                  --          3,075
  Repurchase of common stock                                 --            (47)
  Retirement of warrants                                     --         (3,227)
  Issuance of common stock                                  232            229
                                                     ----------      ---------

       Net cash provided from financing activities          232             30
                                                     ----------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1         (2,500)
CASH AND CASH EQUIVALENTS, beginning of period            3,962          3,521
                                                     ----------      ---------

CASH AND CASH EQUIVALENTS, end of period             $    3,963      $   1,021
                                                     ==========      =========


                                    5 of 12

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

The restated results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

Inventories consisted of:

                                                 June 30,     December 31,
                                                   2002           2001
                                                ---------     ------------

     Raw material and supplies                  $ 13,992       $  16,995
     Work-in-process and finished goods           36,519          37,058
     Less progress payments                         (461)           (994)
                                                --------       ---------

        Total inventories                       $ 50,050       $  53,059
                                                ========       =========

(3)  Interest and Income Tax Payments

                                                    For the Six Months
                                                      Ended June 30,
                                                --------------------------
                                                  2002              2001
                                                --------          --------

     Interest                                    $  853            $  841
     Income taxes                                   194               622



                                    6 of 12

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

(8)  Restatement of Interim Financial Statements

Subsequent to June 30, 2002, the Company revised the discount rate assumption used to determine its pension obligation and pension expense. The change from 8% to 7.5% resulted in a reduction of income before income taxes of $0.086 million and $0.172 million for the three and six months ended June 30, 2002, respectively.

The provision for income taxes was previously reported using an implied rate of 22% and has been restated to use an effective rate of 36%.

Income before taxes, provision for income taxes, net income and earnings per share have been restated as follows:

                                For the Three Months        For the Six Months
                                Ended June 30, 2002        Ended June 30, 2002
                               ----------------------     ----------------------
                                   As                         As
                               Previously       As        Previously       As
                                Reported     Restated      Reported     Restated
                               ----------    --------     ----------    --------
Income before income taxes        $994         $908         $2,022       $1,850
Provision for income taxes        $219         $327           $445         $666
Net income                        $775         $581         $1,577       $1,184
Diluted earnings per share       $0.06        $0.04          $0.12        $0.09


                                    7 of 12

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

The provision for income taxes has been restated from that previously reported. The $0.327 million provision for income taxes for 2002 and $2.276 million for 2001 reflect an effective rate of 36%. The Company has significant net operating loss ("NOL") carryforwards which largely offset most actual tax liabilities of the Company. For financial statement purposes the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See "Liquidity and Capital Resources."

Net income of $0.581 million for the second quarter of 2002, an 86% reduction from the same period in 2001, reflects the impact of the reduced commercial aerospace market, product mix, margin pressures from customers, although it was partially offset by a decrease in non-cash compensation expense. The decrease in profitability was due to lower sales volume in 2002, along with pricing pressures from aerospace customers.

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

                                    8 of 12

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

Pretax income for the first six months of 2002 benefited from a $3.18 million credit from the Company's defined benefit pension plans. For the same period in 2001, pretax income was increased by a like credit of $3.95 million.

The provision for income taxes has been restated from that previously reported. The tax provisions of $0.67 million and $4.1 million, respectively, for the first six months of 2002 and 2001, represent an effective rate of 36%. The Company has significant net operating loss ("NOL") carryforwards which largely offset most actual tax liabilities of the Company. For financial statement purposes the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See "Liquidity and Capital Resources."

Net income for the period decreased to $1.2 million from $7.4 million in the prior year. The 83.9% decline in profitability is a result of reduced volume in the commercial aerospace market, unfavorable product mix and pricing pressures from commercial aerospace customers.

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

The Company has NOL carryforwards that were generated prior to its reorganization completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization. During each accounting period, beginning April 30, 1993 through December 31, 1998, a valuation allowance was recorded to reduce the unrealized benefits of NOL carryforwards and temporary differences to zero. To the extent that the benefits of pre-reorganization NOLs and reversing temporary differences were realized subsequent to April 30, 1993 through utilization or were recognized by way of a reduction of the valuation allowance there was a corresponding increase in paid-in capital recognized rather than a


                                    9 of 12
reduction in income tax expense. To the extent the benefits of post-reorganization NOL carryforwards were either realized through utilization or recognized by way of a reduction of the valuation allowance there was a corresponding decrease in the income tax provision.

The amount of the NOL carryforwards used through December 31, 2001 totals $18.6 million of the pre-reorganization NOLs and $42.8 million of the post-reorganization NOLs. NOL carryforwards remaining as of December 31, 2001 total $15.0 million of pre-reorganization NOLs and $6.2 million of post-reorganization NOLs.

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

                                    10 of 12

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

Item 4.   Submission of Matters to a Vote of Security Holders

On April 11, 2002 at the annual meeting of stockholders of the Company, the stockholders were asked to vote on the election of a new board of directors for the next year or until their successors are elected. The following tabulation reflects the result of the election:

     Individual                             For              Withheld
     ----------                             ---              --------

     Lawrence W. Bianchi                 11,776,872           212,515
     Margaret Bertelsen Hampton          11,751,772           237,615
     Leon A. Kranz                       11,772,789           216,598
     Wayne E. Larsen                     11,026,219           963,168
     Scott D. Roeper                     11,772,789           216,598
     Robert W. Sullivan                  11,776,689           212,698
     Kerry L. Woody                      11,029,119           960,268

No other matters were submitted to a vote of the stockholders during the period covered by this report.

Item 5.   Other Information

None.


                                    11 of 12

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

     A Form 8-K was filed on July 16, 2002 supplementing the information contained in the Form 8-K filed on June 28, 2002.

     A Form 8-K was filed on August 26, 2002 announcing the resignation of Deloitte & Touche LLP as the Company's independent auditors.

     A Form 8-K/A was filed on September 4, 2002 supplementing the information contained in the Form 8-K filed on August 26, 2002.

     A Form 8-K was filed on September 10, 2002 announcing the appointment of KPMG LLP as the Company's new independent auditors.

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


                                    12 of 12