Form 10-Q
period 2002-09-30
LADISH CO INC
filed 2002-11-12
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      September 30, 2002

Commission File Number        0-23539


                                LADISH CO., INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Wisconsin                                        31-1145953
----------------------------------                      ----------------------
 (State or other Jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  5481 South Packard Avenue, Cudahy, Wisconsin                         53110
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

                               Yes X      No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at September 30, 2002
-----------------------------                 ---------------------------------
Common Stock, $0.01 Par Value                             13,023,393

                         PART I - FINANCIAL INFORMATION

                                                                    Page 3 of 13

                                        LADISH CO., INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Dollars in Thousands, Except Share and Per Share Data)
                                                      For the Three Months             For the Nine Months
                                                       Ended September 30,             Ended September 30,
                                                       -------------------             -------------------
                                                                    Restated                         Restated
                                                       2002           2001              2002           2001
                                                       ----           ----              ----           ----
Net sales ......................................   $     42,790    $     59,524    $    144,255    $    196,412

Cost of sales ..................................         39,919          52,071         133,400         169,878
                                                   ------------    ------------    ------------    ------------

         Gross income on sales .................          2,871           7,453          10,855          26,534

Selling, general and administrative expenses ...          1,394           1,558           6,732           8,214
                                                   ------------    ------------    ------------    ------------
         Income from operations ................          1,477           5,895           4,123          18,320

Other income (expense):
     Interest expense ..........................          ( 468 )         ( 544 )       ( 1,336 )       ( 1,448 )
     Other, net ................................              8              36              80              20
                                                   ------------    ------------    ------------    ------------
         Income from operations before provision
            for income taxes ...................          1,017           5,387           2,867          16,892

Provision for income taxes .....................            366           1,940           1,032           6,081
                                                   ------------    ------------    ------------    ------------
         Net income ............................   $        651    $      3,447    $      1,835    $     10,811
                                                   ============    ============    ============    ============



Basic earnings per share .......................   $       0.05    $       0.27    $       0.14    $       0.84

Diluted earnings per share .....................   $       0.05    $       0.26    $       0.14    $       0.82

Basic weighted average shares outstanding ......     13,021,156      12,965,055      12,995,090      12,933,924

Diluted weighted average shares outstanding ....     13,083,790      13,225,001      13,124,664      13,172,065

                                                                    Page 4 of 13

                                            LADISH CO., INC.
                                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands, Except Share and Per Share Data)
                                                                                                        Restated
                                                                                  September 30,       December 31,
         Assets                                                                       2002                2001
         ------                                                                       ----                ----
Current assets:
     Cash and cash equivalents..................................................    $   5,851          $   3,962
     Accounts receivable, less allowance of $341................................       33,413             37,719
     Inventories................................................................       48,412             53,059
     Deferred income taxes......................................................        5,643              5,643
     Prepaid expenses and other current assets..................................        1,278                635
                                                                                    ---------          ---------
         Total current assets...................................................       94,597            101,018
                                                                                    ---------          ---------
Property, plant and equipment:
     Land and improvements......................................................        4,828              4,637
     Buildings and improvements.................................................       35,016             27,521
     Machinery and equipment....................................................      148,871            139,174
     Construction in progress...................................................        9,691             19,271
                                                                                    ---------          ---------
                                                                                      198,406            190,603
     Less - accumulated depreciation............................................     ( 98,882 )         ( 88,320 )
                                                                                    ---------          ---------
         Net property, plant and equipment......................................       99,524            102,283

Deferred income taxes...........................................................       16,292             17,535
Other assets  ..................................................................       17,067             11,834
                                                                                    ---------          ---------
         Total assets...........................................................    $ 227,480          $ 232,670
                                                                                    =========          =========
         Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable...........................................................    $  16,132          $  21,235
     Accrued liabilities:
         Pensions...............................................................          825                153
         Postretirement benefits................................................        5,308              5,308
         Wages and salaries.....................................................        4,861              4,111
         Taxes, other than income taxes.........................................          225                263
         Interest...............................................................          454              1,002
         Profit sharing.......................................................             --                812
         Paid progress billings.................................................          417                473
         Other..................................................................        1,602              2,486
                                                                                    ---------          ---------
              Total current liabilities.........................................       29,824             35,843
Long term liabilities:
     Senior notes...............................................................       30,000             30,000
     Postretirement benefits....................................................       36,115             37,286
     Pensions ..................................................................        2,692              2,599
     Other noncurrent liabilities...............................................          602                605
                                                                                    ---------          ---------
              Total liabilities.................................................       99,233            106,333
                                                                                    ---------          ---------
Stockholders' equity:
     Common stock - authorized 100,000,000, issued 14,573,515
       shares in each period of $.01 par value..................................          146                146
     Additional paid-in capital.................................................      109,767            110,038
     Retained earnings..........................................................       29,810             27,975
     Treasury stock, 1,550,122 and 1,597,455 shares of common stock
       in each period at cost...................................................      (11,349 )         ( 11,695 )
     Additional minimum pension liability.......................................        ( 127 )            ( 127 )
                                                                                    ---------          ---------
              Total stockholders' equity........................................      128,247            126,337
                                                                                    ---------          ---------
              Total liabilities and stockholders' equity........................    $ 227,480          $ 232,670
                                                                                    =========          =========

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                        For the Nine Months
                                                                                         Ended September 30,
                                                                                         -------------------
                                                                                                        Restated
                                                                                      2002                2001
                                                                                      ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................................................   $    1,835          $  10,811
     Adjustments to reconcile net income to net cash
        provided from (used for) operating activities:
         Depreciation...........................................................       11,488             10,918
         Amortization...........................................................           --                398
         Deferred income taxes..................................................          865              5,750
         Non-cash compensation income related to stock options..................        ( 306 )            ( 294 )
         Other..................................................................         ( 41 )               --

     Change in assets and liabilities:
         Accounts receivable....................................................        4,306            ( 5,836 )
         Inventories............................................................        4,647            ( 1,816 )
         Other assets...........................................................      ( 5,498 )            ( 792 )
         Accounts payable and accrued liabilities...............................      ( 6,019 )          ( 3,017 )
         Other long-term liabilities............................................      ( 1,081 )          ( 6,922 )
                                                                                   ----------          ---------
              Net cash provided from operating activities.......................       10,196              9,200
                                                                                   ----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment.................................      ( 8,866 )         ( 12,113 )
     Proceeds from sale of property, plant and equipment........................          178                  5
                                                                                   ----------          ---------
              Net cash used for investing activities............................      ( 8,688 )         ( 12,108 )
                                                                                   ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of senior bank debt..............................................           --           ( 25,000 )
     Proceeds from senior notes.................................................           --             30,000
     Issuance of common stock...................................................          381                399
     Retirement of warrants.....................................................           --            ( 3,227 )
     Repurchase of common stock.................................................           --               ( 47 )
                                                                                   ----------          ---------
              Net cash provided from financing activities.......................          381              2,125
                                                                                   ----------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................        1,889              ( 783 )
CASH AND CASH EQUIVALENTS, beginning of period..................................        3,962              3,521
                                                                                   ----------          ---------
CASH AND CASH EQUIVALENTS, end of period........................................   $    5,851          $   2,738
                                                                                   ==========          =========

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Earnings Per Share)


(1)      Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2002 and December 31, 2001 and its results of operations and cash flows for the nine months ended September 30, 2002 and September 30, 2001. The Company's financial position as of December 31, 2001 and results of operations as of September 30, 2001 have been restated. All adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company has filed an amended report on Form 10-K/A which contains restated audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2001, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999.

The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)      Inventories

Inventories consisted of:

                                            September 30,        December 31,
                                                2002                 2001
                                                ----                 ----

    Raw material and supplies                $  12,158           $  16,995
    Work-in-process and finished goods          37,407              37,058
    Less progress payments                     ( 1,153 )             ( 994 )
                                             ---------           ---------
          Total inventories                  $  48,412           $  53,059
                                             =========           =========

(3)     Interest and Income Tax Payments

                                                     For the Nine Months
                                                     Ended September 30,
                                                     -------------------
                                                  2002                 2001
                                                  ----                 ----

         Interest                               $ 1,836               $ 1,332
         Income taxes                               224                   807

(4)      Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of Commercial Paper and Repurchase Agreements which mature in three months or less. Such investments are deemed to be cash equivalents.

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

(7)      Goodwill

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized. Rather, the assets associated with the goodwill will be assessed, at least annually, for impairment. During the quarter ending March 31, 2002, the Company performed the first of the annual impairment tests of goodwill. The results of those tests revealed that the goodwill of the Company has not been impaired. As of September 30, 2002, the Company had approximately $8.2 million of goodwill on its balance sheet. On a yearly basis, prior to the adoption of SFAS No. 142, the Company's annual expense associated with the amortization of goodwill was approximately $.49 million.

(8)      Restatement of 2001 Interim Financial Statements

The 2001 provision for income taxes was previously reported using an implied tax rate of 20% and has been restated to use an effective tax rate of 36%. The effect of such change was to increase tax expense by $0.863 million and $2.703 million, respectively, for the three-month period and nine-month period ended September 30, 2001. The effect of such change also reduced net income and diluted earnings per share by $0.863 million and $0.07 for the three-month period and $2.703 million and $0.21 for the nine-month period ended September 30, 2001.

                                                                    Page 8 or 13

                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position

RESULTS OF OPERATIONS

Third Quarter 2002 Compared to Third Quarter 2001

Net sales for the three months ended September 30, 2002 were $42.8 million compared to $59.5 for the same period in 2001. The significant decrease in sales for the third quarter of 2002 was due to the continued downturn of the aerospace market, particularly after September 11, 2001. Gross profit for the third quarter of 2002 declined to 6.7% of sales in contrast to 12.5% of sales in the third quarter of 2001 primarily as a result of product mix, margin pressures in 2002 and lack of sales volume.

Selling, general and administrative expenses, as a percentage of sales, were 3.3% for the third quarter of 2002 compared to 2.6% for the same period in 2001. The variation in SG&A expenses between the periods was attributable to the Company's recognition of approximately $1.1 million in non-cash income in 2001 and $0.7 million in 2002 as a result of the impact of FASB Interpretation No. 44 ("FIN 44") on stock option programs. Under the provisions of FIN 44, 320,000 options repriced at $8.25 per share are accounted for under variable accounting, which records compensation expense or benefit for increases or decreases in the market value of the Company's common stock until the options are exercised, forfeited or expire. Adjusting for this non-cash item would have resulted in SG&A expenses being 4.9% of sales in the third quarter of 2002 and 4.5% of sales in the same period of 2001.

Interest expense for the period was $0.468 million in contrast to $0.544 million in 2001. During the third quarter of 2002, the Company's revolving debt had an interest rate equal to the LIBOR rate plus 0.80% per annum and the senior notes earn interest at the rate of 7.19% per annum.

The provision for income taxes for the three-month period in 2001 has been restated from that previously reported. See Note 8 to the consolidated financial statements. The $0.37 million provision for income taxes for 2002 and $1.9 million for 2001, 36% for each period, represent largely non-cash accounting charges. The Company has significant net operating loss ("NOL") carryforwards which largely offset most actual tax liabilities of the Company. For financial statement purposes the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See "Liquidity and Capital Resources."

Net income for the third quarter of 2002 was $0.65 million, an 81% decline from the same period in 2001. The decrease in profitability was due to lower sales volume in 2002 and margin pressure from customers.

Nine Months 2002 Compared to Nine Months 2001

For the first nine months of 2002, sales of $144.3 million reflected a 26.6% decrease from the $196.4 million of sales for the first three quarters of 2001. The sales shortfall reflects a contraction in the Company's aerospace market. Gross profit in the first nine months of 2002 was 7.5% in comparison to 13.5% in the same period in 2001. The decline in gross profit is primarily due to reduced volume of sales and under absorption of fixed costs in 2002 versus 2001 and continued margin pressure from major customers.

SG&A expenses for the first three quarters of 2002 were 4.7% of sales in contrast to 4.2% of sales through September 30, 2001. As discussed above in the quarter discussion, the variation in SG&A expense is largely attributable to the non-cash, FIN 44 charges and credits. On a normalized basis, the Company's SG&A expenses typically approximate 4.9% of sales.

Interest expense in the first nine months of 2002 of $1.34 million compares favorably to the $1.45 million in 2001.

The provision for income taxes for the nine-month period ended September 30, 2001 has been restated from that previously reported. See Note 8 to the consolidated financial statements. As discussed above, the tax provisions of $1.0 million and $6.1 million, 36%, for the first nine months of 2002 and 2001, represent largely non-cash accounting charges. The Company has significant NOL carryforwards which largely offset most actual tax liabilities of the Company.

Net income for the period decreased to $1.8 million from $10.8 million in the prior year. The decline in net earnings is attributable to significantly reduced sales volume which resulted in under absorption of fixed costs, unfavorable product mix and margin pressure from customers.

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

On July 20, 2001, the Company sold $30 million of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings under the New Facility and for working capital purposes. In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consists of a $50 million revolving line of credit which bears interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Amended Facility was modified to reduce the revolving line of credit to $45 million. At September 30, 2002, $16.8 million was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of September 30, 2002.

The Company has NOL carryforwards that were generated prior to its reorganization that was completed on April 30, 1993, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were approximately $21.2 million as of December 31, 2001. The NOL carryforwards expire gradually beginning in the year 2008 through 2010.

The Company's initial public offering created an ownership change as defined by the Internal Revenue Service, ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Approximately $11.9 million of the NOL carryforwards is available for use annually. Approximately $2.1 million of the $11.9 million annual limitation relates to a previous restriction on NOL carryforwards generated prior to its reorganization.

Realization of the net deferred tax assets of $21.9 million, which includes the benefit of the NOLs, over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company's sales are made in U.S. dollars. The Company does not consider it subject to the market risks addressed by Item 305 of Regulation S-K.

                            ------------------------

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include:

     o    Market Conditions and demand for the Company's products
     o    Interest rates and capital costs
     o    Unstable governments and business conditions in emerging economies
     o    Legal, regulatory and environmental issues
     o    Competition
     o    Technologies
     o    Raw material prices
     o    Taxes

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 4.     Procedures and Controls

The registrant's certifying officers have evaluated the effectiveness of the design and operation of the Company's internal controls and disclosure controls and procedures within 90 days prior to the date of this quarterly report. Based upon that review, the certifying officers have concluded that the internal controls and disclosure controls and procedures are effectively operating to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report was being prepared. The review of internal controls and disclosure controls and procedures did not reveal any significant deficiencies in the design or operation, which could adversely affect the Company's ability to record, process, summarize and report financial data. The Company did not discover any material weaknesses in these controls or procedures, nor did the Company discover any fraud of any kind involving management or other employees who have a significant role in the Company's internal controls. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions taken with regard to significant deficiencies or material weaknesses, and there are no corrective actions contemplated as of the date of this report. The Company did not identify any significant changes that need to be made to ensure the effectiveness of the internal controls or the disclosure controls and procedures. Nor did the Company identify any other factors that could materially affect the internal controls occurring after the date of our certification.

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

(b) A Form 8-K was filed on July 16, 2002 supplementing the information contained in the Form 8-K filed on June 28, 2002.

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

                                                  LADISH CO., INC.




Date:  November 11, 2002                          By:  /s/  WAYNE E. LARSEN
       -----------------                             ---------------------------
                                                            Wayne E. Larsen
                                                      Vice President Law/Finance
                                                            & Secretary

CERTIFICATION

I, Kerry L. Woody, President and CEO of Ladish Co., Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ladish Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


 /s/ Kerry L. Woody
--------------------------
Kerry L. Woody
President and CEO

CERTIFICATION

I, Wayne E. Larsen, Vice President Law/Finance and Secretary of Ladish Co., Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ladish Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


 /s/ Wayne E. Larsen
--------------------------------------
Wayne E. Larsen
Vice President Law/Finance & Secretary