Form 10-K
period 2002-12-31
LADISH CO INC
filed 2003-03-25
CIK 814250

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    Form 10-K
                           ---------------------------
(Mark One)
 [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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
                                         Yes  X        No
                                            -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                         Yes           No  X
                                            -----        -----

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $59,502,974 as of June 28, 2002.


                                                     (Continued on reverse side)

================================================================================


                                   13,023,393
       (Number of Shares of common stock outstanding as of March 15, 2003)

                                                     (Continued on reverse side)

(Continued from cover page)

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K into Which
Documents*                                            Portions of Documents are Incorporated
---------                                             --------------------------------------
Proxy Statement for 2003 Annual Meeting of            Part III, Item 10. Directors and Executive Officers of the
Stockholders                                                             Registrant


                                                      Part III, Item 11. Executive Compensation


                                                      Part III, Item 12. Security Ownership of Certain Beneficial
                                                                         Owners and Management


                                                      Part III, Item 13. Certain Relationships and Related
                                                                         Transactions



* Only the portions of documents specifically listed herein are to be deemed incorporated by reference.


                                     PART 1

Item 1.  Business
-----------------

General

Ladish Co., Inc. ("Ladish" or the "Company") engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 94% of the Company's 2002 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 19% of the Company's 2002 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

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

                                                                Years Ended December 31,
                                                  ----------------------------------------------------
                                                       2000               2001                2002
                                                  ------------       -------------       -------------
                                                                    (Dollars in millions)
     Jet Engine Components......................  $163     71%       $181      72%       $139      74%
     Aerospace Components.......................    48     21%         53      21%         38      20%
     General Industrial Components..............    19      8%         18       7%         12       6%
                                                  ----    ----       ----     ----       ----     ----
          Total.................................  $230    100%       $252     100%       $189     100%
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

Customers

The Company's top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 53%, 52% and 55% of the Company's revenues in 2000, 2001 and 2002, respectively. Net sales to Rolls-Royce were 28%, 28% and 28%, United Technologies 16%, 15% and 16% and General Electric 9%, 9% and 11% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company's sales.

Caterpillar, Volvo, Techspace Aero and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company's principal products, the Company's largest customers exercise significant influence over the Company's prices and other terms of trade.

Exports accounted for approximately 50%, 49% and 50% of total Company net sales in 2000, 2001 and 2002, respectively. Exports to England constituted approximately 22%, 21% and 26%, respectively in the above years, of total Company net sales.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company's forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $2.9 million, $3.7 million and $3.5 million on applied research and development work during 2000, 2001 and 2002, respectively.

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

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The rapidly fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company's 2002 results and are likely to have a similar effect in 2003. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company's products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company's backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company's backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company's backlog was approximately $271 million, $242 million and $195 million as of December 31, 2000, 2001 and 2002, respectively. The Company's backlog declined by approximately 20% following the terrorist attacks on September 11, 2001. Following these terrorist attacks, the commercial aerospace market experienced a significant downturn worldwide which reduced the backlog at December 31, 2001. The global commercial aerospace market continued to soften in 2002 and the Company's backlog experienced a further decline.

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

There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company's financial position or results of operations. All of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company's financial condition or results of operations. The Company was previously named a potentially responsible party at three "Superfund" sites. The Company's liability with respect to these sites has been resolved. Although the Company does not believe that the amount for which it may be held liable for any further administrative or wrap-up expense will exceed the amount it has reserved of approximately $0.24 million for such loss, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected.

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

Forward Looking Statements

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include:


o    Market conditions and demand for the Company's products                        o   Competition
o    Interest rates and capital costs                                               o   Technologies
o    Impact upon the commercial aerospace industry from the September 11, 2001      o   Raw material and
     terrorist attacks                                                                  energy prices
o    Unstable governments and business conditions in emerging economies             o   Taxes
o    Legal, regulatory and environmental issues


Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Employees

As of December 31, 2002, the Company had approximately 1,074 employees, of whom 790 were engaged in manufacturing functions, 75 in executive and administrative functions, 165 in technical functions, and 44 in sales and sales support. At such date, approximately 603 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements.

                                                                                           Number of Employees
                                                                                        Represented by Collective
       Union                                                       Expiration Date        Bargaining Agreement
       -----                                                       ---------------        --------------------
       International Association of Machinists & Aerospace        February 26, 2006                  235
           Workers, Local 1862

       International Brotherhood of Boilermakers, Iron Ship       September 28, 2003                 157
           Builders, Blacksmiths, Forgers & Helpers,
           Subordinate Lodge 1509

       International Federation of Professional & Technical        August 24, 2003                    97
           Engineers, Technical Group, Local 92

       International Association of Machinists & Aerospace          March 26, 2006                    59
           Workers, Die Sinkers, Local 140

       Office & Professional Employees International Union,          July 4, 2004                     27
           Clerical Group, Local 35

       International Brotherhood of Electrical Workers, Local     November 16, 2003                   24
           662

       Service Employees International, Local 150                   April 20, 2003                     4

Management

        Name                                 Age         Position
        ----                                 ---         --------
        Kerry L. Woody........................51         President & CEO and Director
        Wayne E. Larsen.......................48         Vice President Law/Finance & Secretary and Director
        Gene E. Bunge.........................57         Vice President, Engineering
        George Groppi.........................54         Vice President, Quality & Metallurgy
        David L. Provan.......................53         Vice President, Materials Management
        Gary J. Vroman........................43         Vice President, Sales & Marketing
        Lawrence C. Hammond...................55         Vice President, Human Resources
        Randy B. Turner.......................53         President - Pacific Cast Technologies, Inc. ("PCT")
        William J. Lazzari....................53         President - Stowe Machine Co., Inc. ("Stowe")

Item 2.  Properties
-------------------

The following table sets forth the location and size of the Company's three facilities:

                                                  Approximate Acreage          Approximate Square Footage
                                                  -------------------          --------------------------
         Cudahy, Wisconsin                               184.5                          1,650,000
         Windsor, Connecticut                              8.2                             25,000
         Albany, Oregon                                   14.0                            110,000


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

Item 3.  Legal Proceedings
--------------------------

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in forty-one (41) asbestos cases in Mississippi and two (2) asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from three (3) of the cases in Mississippi and one (1) case in Illinois. The Company never manufactured or processed asbestos. The Company's only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

A purported stockholder of the Company filed a putative class action, Dean v. Ladish Co., Inc., et. al., Case No. 03-C-0165, in the United States District Court for the Eastern District of Wisconsin, on February 28, 2003, against the Company and two Company officers. The complaint includes claims under the federal securities laws and state common law, and seeks damages for stockholders who purchased the common stock of the Company between March 10, 1998 and September 27, 2002. The complaint's allegations, which the Company intends to dispute, are based primarily on accounting issues relating to the Company's restatement in 2002. The Company has notified its insurance carrier of the claim, retained legal counsel and is vigorously defending the claim. The Company has not made any provision for potential costs or losses, if any, which may arise from this claim.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol "LDSH".

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for each quarter of the years 2000, 2001 and 2002. At December 31, 2002 there were an estimated 1,200 beneficial holders of the Company's common stock.

                                     Year Ended               Year Ended                Year Ended
                                  December 31, 2000        December 31, 2001         December 31, 2002
                                 ------------------       -------------------        ------------------
                                  High         Low         High          Low          High         Low
                                  ----         ---         ----          ---          ----         ---
         First quarter.........   $7.13       $6.13       $13.38       $10.00        $11.15       $8.75
         Second quarter........   $9.75       $6.13       $15.70       $10.02        $12.20       $9.53
         Third quarter.........  $15.25       $9.13       $16.20        $7.10        $12.46       $6.02
         Fourth quarter........  $12.94       $8.94       $11.72        $7.26         $8.45       $5.10

The Company has not paid cash dividends and currently intends to retain all its earnings to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6.  Selected Financial Data
--------------------------------

The selected financial data of the Company for each of the last five fiscal years are set forth below.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                       Year Ended December 31,
                                                  --------------------------------------------------------------
                                                          (Dollars in thousands, except income  per share)
INCOME STATEMENT DATA                               1998           1999         2000         2001          2002
---------------------                             --------      --------     --------     --------      --------
Net sales                                         $226,767      $170,241     $230,148     $252,417      $188,544
Income from operations                              24,557        11,990       22,752       22,759         3,296
Interest expense                                     1,256           810        2,017        2,047         1,867
Net income                                          13,975        28,495       12,650       13,129         1,631
Basic earnings per share                              1.15          2.08         0.97         1.01          0.13
Diluted earnings per share                            1.01          1.96         0.92         1.00          0.12
Dividends paid                                          --            --           --           --            --
Shares used to compute earnings per share
   Basic                                         12,155,484    13,715,555   13,075,188   12,944,545     13,002,224
   Diluted                                       13,826,133    14,513,261   13,681,904   13,154,528     13,113,203

                                                                            December 31,
                                                  --------------------------------------------------------------
BALANCE SHEET DATA                                  1998           1999         2000         2001          2002
------------------                                --------      --------     --------     --------       -------
Total assets                                      $172,893      $196,253     $234,527     $232,670       225,810
Net working capital                                 40,049        43,518       41,459       65,175        63,143
Total debt                                           3,500            --       25,000       30,000        30,000
Stockholders' equity                                68,646       110,137      115,902      126,337       118,369

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For the year ended December 31, 2002, the Company had net sales of $188.5 million which reflects a 25% decrease from the $252.4 million of sales in 2001. This downturn in sales resulted from the continued weakness in the global aerospace market. The downturn in the Company's principal markets began with the terrorist attacks on September 11, 2001, expanded during 2002 and continues to negatively impact sales in 2003. Gross profit in 2002 of $12.4 million, or 6.6% of sales, is a significant reduction from the $33.8 million of gross profit in 2001. The decline in gross profitability was largely due to the underabsorption of the Company's fixed costs as sales decreased. In addition, many of the Company's customers utilized the decline in demand as an opportunity to demand price concessions which further eroded the Company's profit margins.

Selling, general and administrative expenses in fiscal 2002 were $9.1 million in contrast to $11.1 million in 2001. The overall decrease in SG&A expenses in 2002 reflects in part the Company's cost reduction efforts in response to declining sales.

Interest expense in 2002 was relatively flat when compared to 2001, $1.9 million versus $2.0 million, respectively. The interest expense in both years is related to the Company's $30 million of long-term notes which bear interest at a fixed rate of 7.19% per annum. The Company did not have any indebtedness outstanding at the end of either year under the senior credit facility.

Pretax income for 2002 was $1.68 million, or approximately 1% of sales, in comparison to $20.52 million, 8% of sales, in 2001. The decline in pretax profitability on an overall basis and as a percentage of sales is due to the combination of reduced sales to the commercial aerospace industry, the resultant underabsorption of fixed costs and the pricing pressures exerted by the Company's customers. The Company was also negatively impacted in 2002 by an inventory charge at Stowe of approximately $0.9 million and approximately $0.3 million of accounting and legal fees associated with the restatement of the Company's financial statements for 1999, 2000 and 2001. Pretax income in 2002 did benefit from a $6.0 million pension credit compared to the $7.9 million pension credit in 2001, and from a $0.78 million refund of import duty on raw material.

The 2002 income tax provision of $0.049 million reflects an effective rate of 2.9% vs. the statutory rate of 35% due primarily to the benefit of the extra-territorial income exclusion. See note 7 to the financial statements.

The Company's contract backlog at December 31, 2002 was $195 million in contrast to backlog of $242 million at the end of 2001. The decline in backlog is a reflection of the overall state of the commercial aerospace industry and a focus within the supply chain to reduce inventory and working capital through shortened leadtimes for orders.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales for the year ended December 31, 2001 were $252.4 million, a 10% increase over fiscal 2000. The growth in sales is attributable to a strong global aerospace market along with capacity and capability expansion at both PCT and Stowe. Sales growth for the year was negatively impacted in the fourth quarter of 2001 due to the September 11, 2001 terrorist attack and the resulting downturn in the commercial aerospace market. Gross profit in 2001 of $33.8 million, or 13.4% of sales, reflected a decline from the 2000 levels of $34.5 million, or 14% of sales. This decrease in profitability in 2001 is a result of increased energy costs in the first half of the year, lower employment costs in 2000 due to a seven-week work stoppage and margin pressures from the Company's main customers.

In fiscal 2001, selling, general and administrative expenses of $11.1 million represented 4.4% of sales. This was in contrast with the $11.7 million, or 5.1% of sales, of selling, general and administrative expenses incurred in 2000. The decrease in SG&A expenses in 2001 is largely attributable to the stability of the Company's common stock price and the avoidance of imputed compensation expense associated with repriced stock options and FASB Interpretation No. 44.

The slight increase in interest expense in 2001 is due to the higher debt level associated with the $30 million private placement of notes in July 2001. The notes bear interest at a fixed rate of 7.19% per annum. The Company did not have any indebtedness outstanding at year end 2001 under the senior credit facility.

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

The 2001 tax provision of $7.4 million, an effective rate of 36%, primarily reflects a non-cash accounting charge as substantially all of the reported tax provision is offset by the utilization of net operating loss carryforwards. The rate of 36% reflects a benefit of 4% due primarily to the extra-territorial income exclusion. See note 7 to the financial statements.

At December 31, 2001 contract backlog at the Company was $242 million. This represents an 11% decrease from the $271 million of contract backlog at the end of 2000. The decline in backlog is attributable to a downturn in the global aerospace market following the September 11, 2001 terrorist attack.

Liquidity and Capital Resources

On April 13, 2001, the Company and a group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility was comprised of a $16 million term facility with a three-year maturity and a $39 million revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

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

In conjunction with the private placement of the Senior Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consisted of a maximum of $50 million revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. The Company and the lenders entered into an additional amendment to the Amended Facility on April 12, 2002 in order to allow one lender to withdraw and to reduce the maximum size of the revolving line of credit to $45 million. On December 31, 2002, the Company and the lenders further modified the Amended Facility by reducing the maximum line of revolving credit to $25 million with a variable interest rate based upon the Company's operating performance. As of December 31, 2002, the interest rate on the Amended Facility was LIBOR plus 1.25%. As of December 31, 2002, $25 million was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of December 31, 2002.

Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors in 1998, the Company has repurchased a total of 2,822,235 shares, or share equivalents, of its common stock out of the 3,500,000 shares authorized by the Board of Directors under the Program. The Company has funded the Program with approximately $19.5 million of cash generated from operations.

Inflation has not had a material effect upon the Company during the period covered by this report. Given the products manufactured by the Company and the raw materials used therein, the Company does not anticipate any significant impact from inflation in the foreseeable future.

Critical Accounting Policy

The Company has net operating loss ("NOL") carryforwards that were generated prior to its reorganization ("Pre-Reorganization") completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change ("Post-Reorganization"), and an NOL carryforward generated in 2002. These NOLs are available to the Company to reduce future taxable income. The net realizable value of the related tax benefit of the NOLs is approximately $10.9 million as of December 31, 2002.

The amount of the NOL carryforwards used through December 31, 2002 total $18.6 million of the Pre-Reorganization NOLs and $42.8 million of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2002 total $15 million of Pre-Reorganization NOLs and $6.2 million of Post-Reorganization NOLs. Wisconsin NOL carryforwards remaining as of December 31, 2002 total $8 million of Pre-Reorganization NOLs and $10.9 million of Post-Reorganization NOLs. The NOL carryforward generated in 2002 amounted to $6.1 million for federal and $0.7 million for Wisconsin.

The Company's IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11.9 million annually. To the extent less than $11.9 million is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2.1 million. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs expire in 2008 and the Post-Reorganization NOLs expire in years 2008 through 2010. There is no limitation on the usage of the NOLs generated in 2002 and these NOLs expire in 2022.

Realization of the net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. FAS 109 requires establishment of a valuation allowance reserve for all or a part of the NOLs unless it is more likely than not that sufficient taxable income will be generated in future periods to utilize the NOLs before they expire. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The response to Item 8. Financial Statements and Supplementary Data incorporates by reference the information listed in the consolidated financial statements and accompanying schedules beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

By letter dated August 19, 2002, Deloitte & Touche LLP, who had been engaged to replace Arthur Andersen as the Company's independent accountants, resigned the engagement, claiming a disagreement with management regarding the Company's method of recognition of valuation allowances against deferred tax assets. This resignation was reported on a Form 8-K filed on August 26, 2002.

The Company subsequently engaged KPMG LLP to reaudit 1999, 2000 and 2001, and to audit 2002. There have been no disagreements on accounting and financial disclosure with the Company's public accounting firm, KPMG LLP.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Certain information called for by this Item is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders filed herewith as an Exhibit.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned "Executive Officers of the Registrant" is incorporated by reference. The list of Directors of the Company is as follows:

                  Name                                    Age
                  ----                                    ---
                  Lawrence W. Bianchi                     62
                  Margaret Bertelsen Hampton              44
                  Leon A. Kranz                           63
                  Wayne E. Larsen                         48
                  Scott D. Roeper                         43
                  Robert W. Sullivan                      44
                  Kerry L. Woody                          51

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 62. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998 Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi's principal occupation is investments.

Gene E. Bunge, 57. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1968. He has a B.S.E.E. from the Milwaukee School of Engineering.

George Groppi, 54. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of Production Control and recently assumed the position of Manager of Quality & Metallurgy. Mr. Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 55. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

Margaret Bertelsen Hampton, 44. Director since 2001. Ms. Hampton has been a Portfolio Manager at Grace Brothers Ltd., an Evanston, Illinois based investment management firm, since 1997. Previously, Ms. Hampton was a Managing Director for First Chicago Capital Corporation, a position she held for more than five years. Ms. Hampton is a Director of Furr's Restaurant Group in Dallas, Texas.

Leon A. Kranz, 63. Director since 2001. Mr. Kranz is President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he has held for ten years.

Wayne E. Larsen, 48. Director since 1997. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges and the South Shore YMCA of Milwaukee. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

William J. Lazzari, 53. Mr. Lazzari has been President of Stowe Machine Co., Inc. ("Stowe") since 2000. He was General Manager at Stowe for over four years prior to becoming President. He holds a B.S. in Marketing from the University of Hartford.

David L. Provan, 53. Mr. Provan has served as Vice President, Materials Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor's Degree in Business Administration from the University of Wisconsin-Parkside.

Scott D. Roeper, 43. Director since 2001. Mr. Roeper is a Managing Director and Partner for Facilitator Capital Fund ("FCF"), a Wisconsin-based private equity fund. Prior to joining FCF in 1999, Mr. Roeper was a senior banker for Firstar Bank since 1990. Mr. Roeper is a Director of numerous FCF portfolio companies.

Robert W. Sullivan, 44. Director since 1993. Mr. Sullivan is President of The Plitt Company, a seafood distribution concern. Previously Mr. Sullivan had been President of The Martec Group, a sales and marketing consulting group for more than fifteen years. Mr. Sulllivan is a Director of Furr's Restaurant Group in Dallas, Texas.

Randy B. Turner, 53. Mr. Turner has served as President of Pacific Cast Technologies, Inc. ("PCT") since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 43. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 51. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a Director of Vilter Manufacturing Co. and Milwaukee Lutheran College. Mr. Woody has a B.S. in Engineering from Milliken University.

The Company's ethics code is reflected in its policies addressing i) conflict of interest, ii) compliance with antitrust laws, iii) improper payments, iv) falsification of records, and v) insider trading. These policies apply to all Company employees including the principal executive officer, the principal financial officer, controller and members of the Board of Directors. On an annual basis, the Company requires its key management personnel to certify their review and compliance with these policies. A copy of the policies is filed herewith as Exhibit 14.

Item 11.  Executive Compensation
--------------------------------

The information called for by this Item is incorporated herein by reference to the sections entitled "Executive Compensation and Other Matters," "The Stock Option Plan," "Pension Benefits," "Compensation of Directors," "Employment Agreements," "Compensation Committee Interlocks and Insider Participation," "Compensation and Stock Option Committee Report," and "Total Shareholder Return" of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information called for by this Item is incorporated herein by reference to the sections entitled "Voting Securities and Stockholders" and "The Stock Option Plan" of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information called for by this Item is incorporated herein by reference to the section entitled "Certain Relationships" of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.  Controls and Procedures
---------------------------------

The Company's management, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on that evaluation, management believes that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

Exhibits. See the accompanying index to exhibits on page X-1 which is part of this report.

Financial Statements. See the accompanying index to financial statements and schedules on page F-1 which is a part of this report.

Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LADISH CO., INC.

                                By:  /s/  Wayne E. Larsen
                                   ---------------------------------------------
                                      Wayne E. Larsen
March 18, 2003                        Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                      Date

  /s/  Kerry L. Woody                                President and Chief Executive Officer        March 21, 2003
-------------------------------------                (Principal Executive Officer),             -------------------
       Kerry L. Woody                                Director

  /s/  Wayne E. Larsen                               Vice President Law/Finance &                 March 18, 2003
-------------------------------------                Secretary (Principal Financial and         -------------------
       Wayne E. Larsen                               Accounting Officer), Director

  /s/  Lawrence W. Bianchi                           Director                                     March 17, 2003
-------------------------------------                                                           -------------------
       Lawrence W. Bianchi

  /s/  Margaret Bertelsen Hampton                    Director                                     March 24, 2003
-------------------------------------                                                           -------------------
       Margaret Bertelsen Hampton

  /s/  Leon A. Kranz                                 Director                                     March 11, 2003
-------------------------------------                                                           -------------------
       Leon A. Kranz

  /s/  Scott D. Roeper                               Director                                     March 12, 2003
-------------------------------------                                                           -------------------
       Scott D. Roeper

  /s/  Robert W. Sullivan                            Director                                     March 12, 2003
-------------------------------------                                                           -------------------
       Robert W. Sullivan


CERTIFICATION
-------------

I, Kerry L. Woody, President and CEO of Ladish Co., Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Ladish Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003



 /s/ Kerry L. Woody
-------------------------------------
Kerry L. Woody
President and CEO

CERTIFICATION
-------------

I, Wayne E. Larsen, Vice President Law/Finance and Secretary of Ladish Co., Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Ladish Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003



 /s/ Wayne E. Larsen
--------------------------------------
Wayne E. Larsen
Vice President Law/Finance & Secretary

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets as of
     December 31, 2001 and 2002..............................................F-3

Consolidated Statements of Operations for the
     years ended December 31, 2000, 2001 and 2002............................F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002..................................F-6

Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 2001 and 2002..................................F-7

Notes to Consolidated Financial Statements...................................F-8

Independent Auditors' Report



To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc., a Wisconsin corporation, and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2(f) to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ KPMG LLP


Milwaukee, Wisconsin
January 23, 2003 except as to note 11,
which is as of March 19, 2003

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2001 and 2002
(Dollars in Thousands Except Share Data)



                                         Assets                    2001          2002
                                         ------                -------------  ------------
Current Assets:
   Cash and Cash Equivalents                                        $3,962         $8,959
   Accounts Receivable, Less Allowance
     of $341 and $191, Respectively                                 37,719         32,237
   Inventories                                                      53,059         45,849
   Deferred Income Taxes                                             5,643          5,764
   Prepaid Expenses and Other Current Assets                           635            664
                                                               -------------  ------------
         Total Current Assets                                      101,018         93,473

Property, Plant and Equipment:
   Land and Improvements                                             4,637          4,828
   Buildings and Improvements                                       27,521         35,166
   Machinery and Equipment                                         139,174        151,364
   Construction in Progress                                         19,271          9,374
                                                               -------------  ------------
                                                                   190,603        200,732
   Less Accumulated Depreciation                                   (88,320)      (102,240)
                                                               -------------  ------------

         Net Property, Plant and Equipment                         102,283         98,492

Deferred Income Taxes                                               17,535         23,023
Other Assets                                                        11,834         10,822
                                                               -------------  ------------
         Total Assets                                             $232,670       $225,810
                                                               =============  ============



See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2001 and 2002
(Dollars in Thousands Except Share Data)


                          Liabilities and Stockholders' Equity                               2001           2002
                          ------------------------------------                           -------------  -------------
Current Liabilities:
   Accounts Payable                                                                          $21,235        $17,134
   Accrued Liabilities:
     Pensions                                                                                    153          1,792
     Postretirement Benefits                                                                   5,308          4,744
     Wages and Salaries                                                                        4,111          3,343
     Taxes, Other Than Income Taxes                                                              263            365
     Interest                                                                                  1,002            981
     Profit Sharing                                                                              812              -
     Paid Progress Billings                                                                      473            571
     Other                                                                                     2,486          1,400
                                                                                         -------------  -------------
         Total Current Liabilities                                                            35,843         30,330

Long-Term Liabilities:
   Senior Notes                                                                               30,000         30,000
   Pensions                                                                                        -          7,166
   Postretirement Benefits                                                                    37,286         36,312
   Officers' Deferred Compensation                                                             2,599          3,035
   Other Noncurrent Liabilities                                                                  605            598
                                                                                         -------------  -------------
         Total Liabilities                                                                   106,333        107,441

Stockholders' Equity:
   Common Stock-Authorized 100,000,000, Issued
     14,573,515 Shares of $.01 Par Value                                                         146            146
   Additional Paid-In Capital                                                                110,038        109,769
   Retained Earnings                                                                          27,975         29,606
   Treasury Stock, 1,597,455 and 1,550,122 Shares,
     Respectively, of Common Stock, at Cost                                                  (11,695)       (11,349)
   Additional Minimum Pension Liability                                                         (127)        (9,803)
                                                                                         -------------  -------------
         Total Stockholders' Equity                                                          126,337        118,369
                                                                                         -------------  -------------
         Total Liabilities and Stockholders' Equity                                         $232,670       $225,810
                                                                                         =============  =============


See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Share Data)


                                                                                  Years Ended December 31,
                                                                          ------------------------------------------
                                                                              2000          2001           2002
                                                                          ------------- -------------  -------------
Net Sales                                                                    $230,148      $252,417       $188,544

Cost of Sales                                                                 195,657       218,606        176,163
                                                                          ------------- -------------  -------------

         Gross Profit                                                          34,491        33,811         12,381

   Selling, General and Administrative Expenses                                11,739        11,052          9,085
                                                                          ------------- -------------  -------------

         Income from Operations                                                22,752        22,759          3,296

Other (Income) Expense:
   Interest Expense                                                             2,017         2,047          1,867
   Other, Net                                                                    (128)          197           (251)
                                                                          ------------- -------------  -------------

         Income Before Income Tax Provision                                    20,863        20,515          1,680

Income Tax Provision                                                            8,213         7,386             49
                                                                          ------------- -------------  -------------

         Net Income                                                           $12,650       $13,129         $1,631
                                                                          ============= =============  =============

Earnings Per Share:
   Basic                                                                        $0.97         $1.01          $0.13
   Diluted                                                                      $0.92         $1.00          $0.12



See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders' Equity
(Dollars in Thousands Except Share Data)



                                         Common Stock                                           Additional
                                    -----------------------   Additional            Treasury      Minimum
                                                      Par      Paid-in    Retained    Stock,      Pension
                                         Shares      Value     Capital    Earnings    at Cost    Liability     Total
                                    -------------- -------- ----------- ----------- ---------- ------------ -----------
Balance, December 31, 1999             14,318,406    $143   $112,941      $2,263     $(5,210)     $     -    $110,137

   Net Income                                   -       -           -     12,650           -            -      12,650
   Issuance of Common Stock                 1,500       -          12          -           -            -          12
   Retirement of Warrants                       -       -        (495)         -           -            -        (495)
   Exercise of Warrants                   253,609       3         301          -           -            -         304
   Purchase of Treasury Stock                   -       -           -          -      (6,951)           -      (6,951)
   Retirement of Stock Options                  -       -         (75)         -           -            -         (75)
   Compensation Expense Related to
     Stock Options                              -       -         320          -           -            -         320
                                    -------------- -------- ----------- ----------- ---------- ------------ -----------

Balance, December 31, 2000             14,573,515     146     113,004     14,913     (12,161)           -     115,902

   Net Income                                   -       -           -     13,129           -            -      13,129
   Issuance of Common Stock                     -       -           -        (67)        466            -         399
   Retirement of Warrants                       -       -      (3,227)         -           -            -      (3,227)
   Exercise of Stock Options                    -       -         214          -           -            -         214
   Retirement of Stock Options                  -       -         (28)         -           -            -         (28)
   Compensation Expense
     Related to Stock Options                   -       -          75          -           -            -          75
   Additional Minimum Pension
     Liability (Net of $84
     Deferred Tax)                              -       -           -          -           -         (127)       (127)
                                    -------------- -------- ----------- ----------- ---------- ------------ -----------

Balance, December 31, 2001             14,573,515     146     110,038     27,975     (11,695)        (127)    126,337

   Net Income                                   -       -           -      1,631           -            -       1,631
   Issuance of Common Stock                     -       -          35          -         346            -         381
   Exercise of Stock Options                    -       -           1          -           -            -           1
   Compensation (Credit) Related
     to Stock Options                           -       -        (305)         -           -            -        (305)
   Additional Minimum Pension
     Liability (Net of $6,452
     Deferred Tax)                              -       -           -          -           -       (9,676)     (9,676)
                                    -------------- -------- ----------- ----------- ---------- ------------ -----------

Balance, December 31, 2002             14,573,515    $146    $109,769    $29,606    $(11,349)     $(9,803)   $118,369
                                    ============== ======== =========== =========== ========== ============ ===========




See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)


                                                                                     Years Ended December 31,
                                                                              ---------------------------------------
                                                                                 2000        2001           2002
                                                                              ----------- ------------  -------------
Cash Flows from Operating Activities:
   Net Income                                                                   $12,650      $13,129        $1,631
     Adjustments to Reconcile Net Income to Net Cash Provided by (Used for)
       Operating Activities:
         Depreciation                                                            13,402       14,197        15,092
         Amortization                                                               515          537             -
         Charge in Lieu of Taxes Related to Goodwill                                 66           66            66
         Tax Effect Related to Stock Options                                         50          233             1
         Deferred Income Taxes                                                    7,839        6,824           584
         Non-Cash Compensation Related to Stock Options                             320           75          (305)
         Loss (Gain) on Disposal of Property, Plant and Equipment                    29          240           (27)
   Changes in Assets and Liabilities:
     Accounts Receivable                                                         (9,798)         896         5,482
     Inventories                                                                 (7,344)       1,883         7,210
     Other Assets                                                                  (879)      (3,404)       (5,276)
     Accounts Payable and Accrued Liabilities                                    13,786      (10,737)       (5,513)
     Other Liabilities                                                           (9,183)      (6,728)       (3,055)
                                                                              ----------- ------------  -------------
           Net Cash Provided by Operating Activities                             21,453       17,211        15,890
                                                                              ----------- ------------  -------------

Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                                   (12,018)     (18,958)      (11,475)
   Proceeds from Sale of Property, Plant and Equipment                              583           63           201
   Acquisition of Business                                                      (25,250)           -             -
                                                                              ----------- ------------  -------------
           Net Cash Used for Investing Activities                               (36,685)     (18,895)      (11,274)
                                                                              ----------- ------------  -------------

Cash Flows from Financing Activities:
   Proceeds from (Repayment of) Senior Debt                                      25,000      (25,000)            -
   Proceeds from Senior Notes                                                         -       30,000             -
   Issuance of Common Stock                                                          12          399           381
   Retirement of Warrants                                                          (495)      (3,227)            -
   Exercise of Warrants                                                             304            -             -
   Repurchase of Common Stock                                                    (7,076)         (47)            -
                                                                              ----------- ------------  -------------
           Net Cash Provided by Financing Activities                             17,745        2,125           381
                                                                              ----------- ------------  -------------

Increase in Cash and Cash Equivalents                                             2,513          441         4,997

Cash and Cash Equivalents, Beginning of Period                                    1,008        3,521         3,962
                                                                              ----------- ---------------------------

Cash and Cash Equivalents, End of Period                                         $3,521       $3,962        $8,959
                                                                              =========== ============  =============

Supplemental Cash Flow Information:
   Income Taxes Paid (Refunded)                                                    $560         $875         $(165)
   Interest Paid                                                                 $1,897       $1,385        $1,824


See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)



(1)  Business Information
     --------------------

     Ladish Co., Inc. (the "Company"), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company operates as a single segment. Net sales to the jet engine, aerospace and industrial customers were approximately 71%, 21% and 8% in 2000, 72%, 21% and 7% in 2001 and 74%, 20% and 6% in 2002, respectively, of total Company net sales.

     In January 2000, the Company acquired Wyman-Gordon Titanium Castings, LLC, an investment casting operation. The acquired business was renamed Pacific Cast Technologies, Inc. ("PCT") and is located in Albany, Oregon.

     In 2000, 2001 and 2002, respectively, the Company had three customers that collectively accounted for approximately 53%, 52% and 55%, respectively, of total Company net sales. Net sales to Rolls-Royce were 28%, 28% and 28%, United Technologies 16%, 15% and 16% and General Electric 9%, 9% and 11% of total Company net sales for the respective years.

     Exports accounted for approximately 50%, 49% and 50% of total Company net sales in 2000, 2001 and 2002, respectively, with exports to England constituting approximately 22%, 21% and 26%, respectively, of total Company net sales.

     As of December 31, 2002, approximately 56% of the Company's employees were represented by one of seven collective bargaining units. The collective bargaining agreements with most of these units will expire during the year 2003.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Consolidation
          -------------

          The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents
          -------------------------

          The Company considers marketable securities with maturities of less than three months to be cash equivalents and are shown as a component of cash and cash equivalents on the balance sheets.

     (c)  Outstanding Checks
          ------------------

          Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable in the accompanying consolidated balance sheets. These checks amounted to $3,905 and $1,537 as of December 31, 2001 and 2002, respectively.

     (d)  Inventories
          -----------

          Inventories are stated at the lower of cost, first-in, first-out
          (FIFO) basis, or market. Inventory values include material and conversion costs.

Inventories for the years ended December 31, 2001 and 2002 consist of the following:

                                                           December 31,
                                                     -------------------------
                                                        2001         2002
                                                     ------------ ------------
         Raw Materials                                  $16,996      $10,235
         Work-in-Process and Finished                    37,057       36,567
                                                     ------------ ------------
                                                         54,053       46,802
         Less Progress Payments                            (994)        (953)
                                                     ------------ ------------
                  Total Inventories                     $53,059      $45,849
                                                     ============ ============

     (e)  Property, Plant and Equipment
          -----------------------------

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

     Land Improvements                  30 or 39 years
     Buildings and Improvements         30 or 39 years
     Machinery and Equipment             5 to 12 years

     (f)  Goodwill
          --------

     Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill is included in other assets. As of December 31, 2002, goodwill amounted to $8,180. In 2000 and 2001, goodwill was amortized on a straight-line basis over 20 years resulting in amortization expense of $484 and $490, respectively. SFAS No. 142 "Goodwill and Other Intangibles", which was adopted on January 1, 2002, requires that goodwill no longer be amortized but instead that it will be tested for impairment at least annually. No amortization expense was recorded in 2002. The goodwill assets were subjected to fair value impairment tests in 2002 and no impairments were recognized.

                                                                   Years Ended December 31,
                                                       -------------------------------------------------
                                                           2000              2001              2002
                                                       -------------     -------------     -------------
             Reported Net Income                           $12,650           $13,129            $1,631
             Add Back:  Goodwill Amortization                  484               490                 -
                                                       -------------     -------------     -------------
             Adjusted Net Income                           $13,134           $13,619            $1,631

             Basic Earnings Per Share:
                Reported Net Income                          $0.97             $1.01             $0.13
                Goodwill Amortization                         0.04              0.04                 -
                                                       -------------     -------------     -------------
                Adjusted Net Income                          $1.01             $1.05             $0.13

             Diluted Earnings Per Share:
                Reported Net Income                          $0.92             $1.00             $0.12
                Goodwill Amortization                         0.04              0.04                 -
                                                       -------------     -------------     -------------
                Adjusted Net Income                          $0.96             $1.04             $0.12

     (g)  Fair Values of Financial Instruments
          ------------------------------------

          The fair value of financial instruments (principally the Senior Notes) does not materially differ from their carrying values.

     (h)  Revenue Recognition
          -------------------

          Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the services provided, the sales price is determinable and collectibility is reasonably assured. This generally occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are generally recognized as a reduction of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability.

     (i)  Income Taxes
          ------------

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

     (j)  Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results will likely differ from those estimates, but management believes such differences will not be material.

(3)  Debt
     ----

     Senior Debt
     -----------

     On April 13, 2001, the Company and a group of lenders entered into an amended and restated credit facility (the "New Facility"). The New Facility was comprised of a $16,000 term facility with a three-year maturity and a $39,000 revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

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

     In conjunction with the private placement of the Senior Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consisted of a maximum $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. The Company and the lenders entered into an additional amendment to the Amended Facility on April 12, 2002 in order to allow one lender to withdraw and to reduce the maximum size of the revolving line of credit to $45,000. On December 31, 2002, the Company and the lenders further modified the Amended Facility by reducing the maximum line of revolving credit to $25,000 with a variable interest rate based upon the Company's operating performance. As of December 31, 2002, the interest rate on the Amended Facility was LIBOR plus 1.25%. As of December 31, 2002, $25,000 was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of December 31, 2002.

     Warrants related to previously repaid senior subordinated notes were 354,767, 32,076 and 32,076 outstanding and exercisable as of December 31, 2000, 2001 and 2002, respectively. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash, or by the surrender of already outstanding Ladish common stock, or other warrants having a fair value equal to the exercise price. The warrants expire in 2005.

(4)  Stockholders' Equity
     --------------------

     Under the common stock repurchase program (the "Program") authorized by the Company's Board of Directors in 1998, the Company has repurchased a total of 2,822,235 shares, or share equivalents, of its common stock out of the 3,500,000 shares authorized by the Board of Directors under the Program. The Company has funded the Program with approximately $19,500 of cash generated from operations.

     The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 977,833 options have been granted. These options expire ten years from the grant date. In 2000, 2001 and 2002, 6,500, 130,000 and 12,000 options, respectively, were granted under the Plan. These options vest over two years. As of December 31, 2002, 715,334 options granted under the Plan remain outstanding.

     Additionally, the Company granted 496,188 stock options in 1993 to an individual who was then Chairman of the Board of Directors. The options were granted at fair value, vested on date of grant and expire if not exercised in ten years from date of grant. All of these options remain outstanding as of December 31, 2002.

     The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in 2000, 2001 and 2002. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net income and diluted earnings per share would have been as follows:

                                                              Years Ended December 31,
                                       -----------------------------------------------------------------------
                                                2000                    2001                    2002
                                       ----------------------- ----------------------- -----------------------
                                           As          Pro         As          Pro         As          Pro
                                        Reported      Forma     Reported      Forma     Reported      Forma
                                       ------------ ---------- ------------ ---------- ------------ ----------
     Net Income                          $12,650     $12,294     $13,129     $12,795     $1,631      $1,422

     Diluted Earnings Per Share           $0.92       $0.90       $1.00       $0.97       $0.12       $0.11

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

     The fair value of the option grants in 2000, 2001 and 2002 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions:

                              Weighted Average       Weighted Average                              Weighted Average
                                 Risk Free               Expected           Weighted Average        Black-Scholes
              Year             Interest Rate          Remaining Lives       Volatility Factor        Option Price
              ----             -------------          ---------------       -----------------        ------------
              2000                 5.51%                 10 Years                39.98%                 $6.12
              2001                 4.92%                 10 Years                41.46%                 $6.38
              2002                 5.08%                 10 Years                52.37%                 $6.41


     A summary of options for 2000, 2001 and 2002 is as follows:

                                           2000                       2001                        2002
                                -------------------------   -------------------------  -------------------------
                                                Weighted                   Weighted                    Weighted
                                                 Average                    Average                     Average
                                                 Exercise                   Exercise                    Exercise
                                  Options         Price       Options        Price       Options         Price
                                -------------  ----------   -------------  ----------  -------------   ---------
     Outstanding at
      Beginning of Year           1,209,604      $10.83       1,189,604      $10.92      1,249,355       $11.14
     Granted                          6,500        8.25         130,000       10.50         12,000        10.50
     Forfeited                            -        -                  -        -            (2,500)       10.50
     Exercised                      (26,500)       6.13         (70,249)       6.24        (47,333)        8.04
                                -------------  ----------   -------------  ----------  -------------   ---------
     Outstanding at End of
      Year                        1,189,604      $10.92       1,249,355      $11.14      1,211,522       $11.26
                                =============  ==========   =============  ==========  =============   =========
     Exercisable at End of
      Year                        1,145,104      $11.03       1,116,105      $11.23      1,134,522       $11.31
                                =============  ==========   =============  ==========  =============   =========

     The options outstanding and exercisable as of December 31, 2002 consist of the following:


                                                          Weighted Average            Average
       Range of          Number of Options                 Exercise Price            Remaining
       Exercise    ------------------------------- -------------------------------  Contractual
        Prices      Outstanding     Exercisable     Outstanding     Exercisable    Life - Years
     ------------- --------------  --------------- --------------- --------------- --------------
     $5 to $10         575,834          575,834         $7.36            $7.36          5.00
     $10 to $15        360,028          283,028         11.42            11.67          3.44
     $15 to $20        165,396          165,396         18.00            18.00          0.33
     $20 to $25        110,264          110,264         21.00            21.00          0.33
                   -------------    -------------    ----------       ---------        -------
                     1,211,522        1,134,522        $11.26           $11.31          3.47
                   =============    =============    ==========       =========        =======

     In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. As a result, the Company recorded additional compensation expense (credit) of $320, $75 and $(305) in 2000, 2001 and 2002, respectively, relating to the modified stock options.

(5)  Research and Development
     ------------------------

     Research and Development costs are expensed as incurred. These costs were $2,921, $3,709 and $3,467 in 2000, 2001 and 2002, respectively. Research and Development costs funded by customers, amounting to $728, $1,518 and $1,980 in 2000, 2001 and 2002, respectively, have been recorded as sales.

(6)  Leases
     ------

     Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2007. Rental expense was $154, $145 and $136 in 2000, 2001 and 2002, respectively.

     Minimum lease obligations under noncancelable operating leases are as follows:

     2003                            $163
     2004                             154
     2005                             139
     2006                             104
     2007 and Thereafter              104
                                   --------
          Total                      $664
                                   ========

(7)  Income Taxes
     ------------

     The Company has net operating loss ("NOL") carryforwards that were generated prior to its reorganization ("Pre-Reorganization") completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change ("Post-Reorganization"), and an NOL carryforward generated in 2002. These NOLs are available to the Company to reduce future taxable income and the related tax benefits are included in deferred income taxes on the accompanying balance sheets at their net realizable value of approximately $8,499 and $10,916 as of December 31, 2001 and 2002, respectively, reflecting a combined federal and state tax rate of 40%.

     The amount of the NOL carryforwards used through December 31, 2002 total $18,578 of the Pre-Reorganization NOLs and $42,848 of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2002 total $14,997 of Pre-Reorganization NOLs and $6,239 of Post-Reorganization NOLs. Wisconsin NOL carryforwards remaining as of December 31, 2002 total $8,025 of Pre-Reorganization NOLs and $10,901 of Post-Reorganization NOLs. The NOL carryforward generated in 2002 amounted to $6,054 for federal and $710 for Wisconsin.

     The Company's IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service ("IRS"). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11,865 annually. To the extent less than $11,865 is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2,142. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs expire in 2008 and the Post-Reorganization NOLs expire in years 2008 through 2010. There is no limitation on the usage of the NOLs generated in 2002 and these NOLs expire in 2022.

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

     The components of net deferred income tax assets for the years ended December 31, 2001 and 2002 are as follows:

                                                                           December 31,
                                                                 ---------------------------------
                                                                     2001               2002
                                                                 --------------     --------------
        Current Deferred Tax Assets Attributable to:
           Inventory Adjustments                                    $  804            $   715
           Accrued Employee Costs                                    1,384              1,321
           Pension Benefits                                             45                702
           Postretirement Healthcare Benefits                        2,123              1,898
           Other                                                     1,287              1,128
                                                                 --------------     --------------
              Total Current Deferred Tax Assets                     $5,643            $ 5,764
                                                                 ==============     ==============

        Noncurrent Deferred Tax Assets and
        (Liabilities) Attributable to:
           Property, Plant and Equipment                            $(7,112)          $(5,603)
           NOL Carryforwards                                          8,499            10,916
           Pension Benefits                                              (6)            3,388
           Postretirement Healthcare Benefits                        14,914            14,525
           Alternative Minimum Tax Credits                            1,029                 -
           Other                                                        211              (203)
                                                                 --------------     --------------
              Total Noncurrent Deferred Tax Assets                  $17,535           $23,023
                                                                 ==============     ==============

        Total Net Deferred Tax Assets                               $23,178           $28,787
                                                                 ==============     ==============

     A reconciliation of the Federal statutory tax rate to the Company's effective tax rate for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                                             Years Ended December 31,
                                                                ----------------------------------------------------
                                                                     2000               2001              2002
                                                                ---------------     -------------     --------------
       Pre-tax Accounting Income                                    $20,863             $20,515            $1,680
                                                                ===============     =============     ==============

       Federal Tax at Statutory Rate of 35%                          $7,302              $7,180              $588
       State Tax, Net of Federal Benefit                              1,076                 986                69
       Permanent Differences and Other, Net                             101                  60                27
       Extra-Territorial Income Exclusion                              (266)               (840)             (635)
                                                                ---------------     -------------     --------------
       Total Tax Provision                                           $8,213              $7,386               $49
                                                                ===============     =============     ==============

       Effective Tax Rate                                             39.4%               36.0%              2.9%
                                                                ===============     =============     ==============

     The Extra-Territorial Income Exclusion is a statutory exclusion of income related to the Company's international sales.


     The components of income tax expense (benefits) for the years ended December 2000, 2001 and 2002 are as follows:

                                                                                       2000
                                                                ----------------------------------------------------
                                                                  Federal Tax         State Tax              Total
                                                                ----------------    --------------     -------------
       Current                                                       $    -              $  258             $  258
       Deferred                                                       6,456               1,383              7,839
       Charge in Lieu of Taxes Related to:
          Goodwill                                                       58                   8                 66
          Stock Options                                                  44                   6                 50
                                                                ----------------    --------------     -------------
       Total Income Tax Expense                                      $6,558              $1,655             $8,213
                                                                ================    ==============     =============

                                                                                       2001
                                                                ----------------------------------------------------
                                                                  Federal Tax         State Tax              Total
                                                                ----------------    --------------     -------------
       Current                                                       $    -              $  263             $  263
       Deferred                                                       5,607               1,217              6,824
       Charge in Lieu of Taxes Related to:
          Goodwill                                                       58                   8                 66
          Stock Options                                                 204                  29                233
                                                                ----------------    --------------     -------------
       Total Income Tax Expense                                      $5,869              $1,517             $7,386
                                                                ================    ==============     =============

                                                                                       2002
                                                                ----------------------------------------------------
                                                                  Federal Tax         State Tax              Total
                                                                ----------------    --------------     -------------
       Current                                                        $(652)                $50              $(602)
       Deferred                                                         536                  48                584
       Charge in Lieu of Taxes Related to:
          Goodwill                                                       58                   8                 66
          Stock Options                                                   1                   -                  1
                                                                ----------------    --------------     -------------
       Total Income Tax Expense (Benefit)                              $(57)               $106                $49
                                                                ================    ==============     =============

     Alternative minimum tax payments totaling $652 have been made through 2002 and are recorded as a tax receivable as the carryback of the NOL generated in 2002 will result in a refund of these payments.

 (8) Pensions and Postretirement Benefits
     ------------------------------------

     The Company has noncontributory defined benefit pension plans ("Plans") covering a majority of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee's compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company's funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Plans' assets are primarily invested in U.S. Government securities, corporate bonds and common stocks.

     In addition to pension benefits, a majority of the Company's employees are provided certain postretirement healthcare and life insurance benefits. The employees may become eligible for these benefits when they retire. The Company accrues, as current costs, the future lifetime retirement benefits for both active and retired employees and their dependents. Steps have been taken by the Company to reduce the amount of the future obligation for pensions and postretirement healthcare benefits of future retirees by capping the amount of funds payable on behalf of the retirees.

     The following is a reconciliation of the change in benefit obligation and plan assets for the years ended December 31, 2001 and 2002:

                                                                                            Postretirement
                                                               Pension Benefits                Benefits
                                                           -------------------------- -------------------------
                                                                 December 31,                 December 31,
                                                           -------------------------- -------------------------
                                                               2001         2002         2001         2002
                                                           ------------- ------------ ------------ ------------
     Change in Benefit Obligation:
        Projected Benefit Obligation at Beginning of
          Year                                                $163,323     $174,117     $ 42,786      $ 41,521
        Service Cost                                               672          784          307           313
        Interest Cost                                           13,882       13,059        3,417         3,127
        Amendments                                                   -            -            -             -
        Actuarial (Gains) Losses                                14,741       10,234          319          (764)
        Benefits Paid                                          (18,501)     (17,522)      (5,308)       (4,744)
                                                           ------------- ------------ ------------ ------------
        Projected Benefit Obligation at End of Year           $174,117     $180,672     $ 41,521      $ 39,453
                                                           ============= ============ ============ ============

     Change in Plan Assets:
        Plan Assets at Fair Value at Beginning of Year        $217,200     $185,082     $      -      $      -
        Actual Return on Plan Assets                           (14,039)      (7,530)           -             -
        Company Contributions                                      422          152        5,308         4,744
        Benefits Paid                                          (18,501)     (17,522)      (5,308)       (4,744)
                                                           ------------- ------------ ------------ ------------
        Plan Assets at Fair Value at End of Year              $185,082     $160,182     $      -      $      -
                                                           ============= ============ ============ ============

     Funded Status of Plan                                     $10,965     $(20,490)    $(41,521)     $(39,453)
     Unrecognized Prior Service Cost                             3,372        2,911            -             -
     Unrecognized Net Actuarial (Gain) Loss                    (11,962)      26,097       (1,073)       (1,603)
                                                           ------------- ------------ ------------ ------------
     Net Prepaid (Accrued) Benefit Cost                         $2,375       $8,518     $(42,594)     $(41,056)
                                                           ============= ============ ============ ============

     Weighted Average Assumptions:
        Discount Rate                                         7.50%        6.85%         8.00%        6.85%
        Rate of Increase in Compensation Levels               3.00%        3.00%           -            -
        Expected Long-Term Rate of Return on Assets           9.25%        9.25%           -            -

     For certain of the Plans and the officers' supplemental pension plan, the accumulated benefit obligation exceeds the fair value of the plan assets plus accrued pension expense. This results in an additional pension liability of $1,078 and $18,819 as of December 31, 2001 and 2002, respectively. The additional pension liability is allocated to intangible assets for prior service costs of $867 and $2,480 as of December 31, 2001 and 2002, respectively, and the balance is reported in stockholders' equity. The status of the Plans is presented in the consolidated balance sheets as follows:

                                                                                   December 31,
                                                                         ---------------------------------
                                                                             2001               2002
                                                                         --------------     --------------
        Deferred Income Taxes                                                     84              6,536
        Other Assets                                                           3,363              2,480
        Accrued Liabilities - Pensions                                       $  (153)           $(1,792)
        Long-Term Liabilities - Pensions                                           -             (7,166)
        Officers' Deferred Compensation                                       (1,046)            (1,343)
        Stockholders' Equity                                                     211             16,339
        Deferred Tax Effect Included in Stockholders' Equity                     (84)            (6,536)
                                                                         --------------     --------------
        Net Prepaid Benefit Cost                                              $2,375             $8,518
                                                                         ==============     ==============


     The components of the net periodic benefit costs for the years ended December 31, 2000, 2001 and 2002 are:

                                                          Pension Benefits              Postretirement Benefits
                                                   -------------------------------- --------------------------------
                                                     2000       2001       2002        2000       2001       2002
                                                   ---------- ---------- ---------- ----------- ---------- ---------
     Service Cost-Benefit Earned During
        the Period                                   $ 1,322    $   672   $   784      $  333     $  307     $  313
     Interest Cost on Projected Benefit
        Obligation                                    13,696     13,882    13,058       3,597      3,417      3,126
     Expected Return on Pension Assets               (19,177)   (19,715)  (19,151)          -          -          -
     Net Amortization and Deferral                    (3,190)    (3,195)   (1,142)       (238)      (249)      (233)
     Prior Service Cost                                  375        461       461           -          -          -
                                                   ---------- ---------- ---------- ----------- ---------- ---------
            Net Periodic Benefit Cost (Income)       $(6,974)   $(7,895)  $(5,990)     $3,692     $3,475     $3,206
                                                   ========== ========== ========== =========== ========== =========

     Assumptions used in the determination of net periodic benefit costs for these years are:

                                                2000        2001       2002
                                              ---------- ---------- ----------

     Discount Rate                              8.25%       8.50%      7.50%
     Rate of Increase in Compensation
        Levels                                  3.00%       3.00%      3.00%
     Expected Long-Term Rate of Return
        on Assets                               9.25%       9.25%      9.25%

     Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                                           1%           1%
                                                                        Increase     Decrease
                                                                       ------------ ------------
     Effect on Total of Service and Interest Cost Components                $226        $(204)

     Effect on Postretirement Healthcare Benefit Obligation               $1,354      $(1,230)

     As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $1,413 and $1,245 to these plans during 2001 and 2002, respectively.

(9)  Officers' Deferred Compensation Plan
     ------------------------------------

     Certain officers have deferred compensation agreements (the "Plan") which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the investments in a Rabbi Trust, of $2,599 and $3,035 as of December 31, 2001 and 2002, respectively, has been recorded under these agreements as actuarially determined. The expense was $252, $292 and $291 in 2000, 2001 and 2002, respectively.

     The Company has established a Rabbi Trust for the beneficiaries of the Plan to fund a portion of the benefits earned under the Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

(10) Profit Sharing
     --------------

     The Cudahy site has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $1,366, $812 and $0 in 2000, 2001 and 2002, respectively. PCT has a profit sharing program called "Gainshare" in which all employees are eligible to participate. The Gainshare pool is calculated based on various internal operating measurements. The expense was $469, $691 and $93 in 2000, 2001 and 2002, respectively.

(11) Commitments and Contingencies
     -----------------------------

     The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company's involvement. The Company has made provisions in the financial statements for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

     Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

     A purported stockholder of the Company filed a putative class action, Dean
     v. Ladish Co., Inc., et. al., Case No. 03-C-0165, in the United States District Court for the Eastern District of Wisconsin, on February 28, 2003, against the Company and two Company officers. The complaint includes claims under the federal securities laws and state common law, and seeks damages for stockholders who purchased the common stock of the Company between March 10, 1998 and September 27, 2002. The complaint's allegations, which the Company intends to dispute, are based primarily on accounting issues relating to the Company's restatement in 2002. The Company has notified its insurance carrier of the claim, retained legal counsel and is vigorously defending the claim. The Company has not made any provision for potential costs or losses, if any, which may arise from this claim.

     Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. ("Weber"). The joint venture is directed toward serving the jet engine market by combining the Company's technology and market presence with Weber's unique equipment. A director of the Company is the chief executive officer of Weber. The Company's payments to Weber under the joint venture were $1,236 and $1,073 in 2001 and 2002, respectively.

(12) Earnings Per Share
     ------------------

     Basic earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net income by the average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

     The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2000, 2001 and 2002:

                                                                               December 31,
                                                               ----------------------------------------------
                                                                    2000           2001            2002
                                                               -------------- --------------- ---------------
     Average Basic Common Shares Outstanding                      13,075,188    12,944,545       13,002,224

     Incremental Shares Applicable to Common Stock Options
        and Warrants                                                 606,716       209,983          110,979
                                                               -------------- --------------- ---------------

     Average Diluted Common Shares Outstanding                    13,681,904    13,154,528       13,113,203
                                                               ============== =============== ===============

     The shares outstanding used to compute diluted earnings per share for 2002 excluded outstanding options to purchase 635,688 shares of common stock at a weighted average exercise price of $14.79. These options were excluded because their exercise prices were greater than the average market price of the common shares during the year and their inclusion in the computation would have been antidilutive.

(13) Acquisitions
     ------------

     On January 14, 2000, the Company completed the purchase of certain assets and assumption of certain liabilities of Wyman-Gordon Titanium Castings, LLC. The acquired business was renamed PCT.

     The PCT acquisition was accounted for using the purchase method of accounting. The Company's consolidated statements of operations include the revenues and expenses of PCT from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,700.

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
                                                               =======

(14) Quarterly Results of Operations (Unaudited)
     -------------------------------------------

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

                                                                       Quarters Ended
     ---------------------------------------- ------------------------------------------------------------------
     2001                                       March 31       June 30       September 30        December 31
     ---------------------------------------- -------------  ------------- ------------------  -----------------
     Net Sales                                    $67,863         $69,025         $59,524            $56,005

     Gross Profit                                   8,658          10,423           7,453              7,277

     Operating Income                               5,657           6,768           5,895              4,439

     Net Income                                     3,317           4,047           3,447              2,318

     Basic Earnings Per Share                        0.26            0.31            0.27               0.18
     Diluted Earnings Per Share                      0.25            0.31            0.26               0.18


                                                                       Quarters Ended
     ---------------------------------------- ------------------------------------------------------------------
     2002                                       March 31       June 30       September 30        December 31
     ---------------------------------------- -------------  ------------- ------------------  -----------------

     Net Sales                                    $53,156         $48,309         $42,790            $44,289

     Gross Profit                                   4,149           3,835           2,871              1,526

     Operating Income (Loss)                        1,325           1,321           1,477               (827)

     Net Income (Loss)                                603             581             651               (204)

     Basic Earnings (Loss) Per Share                 0.05            0.04            0.05              (0.02)
     Diluted Earnings (Loss) Per Share               0.05            0.04            0.05              (0.02)

     An inventory adjustment was recorded in the quarter ended December 31, 2002 which reduced gross profit and operating income by $858, net income by $515 and decreased per share results by $0.04.

     Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(15) Valuation and Qualifying Accounts
     ---------------------------------

                                                                           Provision
                                                                            Charged
                                                                           (Credited)     Payments
                                             Balance at                        to           and         Balance at
                                            Beginning of        PCT        Profit and     Accounts        End of
                                                Year        Acquisition       Loss       Written Off       Year
                                            ------------    -----------    ----------    -----------    ----------
     Year ended December 31, 2000
        Allowance for doubtful accounts          $300            $35           $6               $4          $337
                                               ========       ========      =========        ======       =======

     Year ended December 31, 2001
        Allowance for doubtful accounts          $337              -          $15              $11          $341
                                               ========       ========      =========        ======       =======

     Year ended December 31, 2002
        Allowance for doubtful accounts          $341              -        $(150)               -          $191
                                               ========       ========      =========        ======       =======

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

    10 (e)      Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among
                Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
                thereto.                                                                                      X-2

    10 (f)      Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among
                Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
                thereto.                                                                                      X-5

    10 (g)      Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.

    10 (h)      Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

      14        Ladish Co., Inc. Policies                                                                     X-8

      21        List of Subsidiaries of the Company, filed with Form 10-K on February 22, 2002 is incorporated by reference.

      23        Consent of Independent Public Accountants.                                                    X-12

    99 (a)      Written statement of the chief executive officer of the Company certifying this Form
                10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of
                1934.                                                                                         X-13

    99 (b)      Written statement of the chief financial officer of the Company certifying this Form
                10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of
                1934.                                                                                         X-14
