Form 10-Q
period 2003-03-31
LADISH CO INC
filed 2003-04-29
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      March 31, 2003

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

                   Yes  X        No
                      -----        -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   Yes           No  X
                      -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at March 31, 2003
-----------------------------                      -----------------------------
Common Stock, $0.01 Par Value                                13,023,393

                         PART I - FINANCIAL INFORMATION

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except Share Data)

                                                        For the Three Months
                                                           Ended March 31,
                                                     -------------------------
                                                         2003          2002
                                                     -----------   -----------

Net sales........................................    $   47,307    $   53,156

Cost of sales....................................        45,291        49,007
                                                     ----------    ----------
      Gross income on sales......................         2,016         4,149

Selling, general and administrative expenses.....         1,122         2,824
                                                     ----------    ----------
      Income from operations.....................           894         1,325

Other income (expense):
   Interest expense..............................          (529)         (446)
   Other, net....................................             6            63
                                                     ----------    ----------
      Income before provision (credit)
       for income taxes..........................           371           942

Provision (credit) for income taxes..............          (203)          339
                                                     ----------    ----------
      Net income.................................    $      574    $      603
                                                     ==========    ==========


Basic earnings per share.........................    $     0.04    $     0.05

Diluted earnings per share.......................    $     0.04    $     0.05

Basic weighted average shares outstanding........    13,023,393    12,976,060

Diluted weighted average shares outstanding......    13,047,966    13,118,831

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                        March 31,   December 31,
         Assets                                           2003          2002
         ------                                         ---------   ------------
Current assets:
   Cash and cash equivalents..........................  $   5,714    $   8,959
   Accounts receivable, less allowance
    at each date of $191..............................     39,107       32,237
   Inventories........................................     49,274       45,849
   Deferred income taxes..............................      5,764        5,764
   Prepaid expenses and other current assets..........        836          664
                                                        ---------    ---------
      Total current assets............................    100,695       93,473
                                                        ---------    ---------
Property, plant and equipment:
   Land and improvements..............................      4,878        4,828
   Buildings and improvements.........................     35,166       35,166
   Machinery and equipment............................    151,732      151,364
   Construction in progress...........................      9,564        9,374
                                                        ---------    ---------
                                                          201,340      200,732
   Less - accumulated depreciation....................   (104,848)    (102,240)
                                                        ---------    ---------
      Net property, plant and equipment...............     96,492       98,492

Deferred income taxes.................................     23,205       23,023
Other assets  ........................................     10,806       10,822
                                                        ---------    ---------

      Total assets....................................  $ 231,198    $ 225,810
                                                        =========    =========

      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...................................  $  23,022    $  17,134
   Accrued liabilities:
      Pensions........................................      2,759        1,792
      Postretirement benefits.........................      4,744        4,744
      Wages and salaries..............................      4,710        3,343
      Taxes, other than income taxes..................        641          365
      Interest........................................        424          981
      Paid progress billings..........................        469          571
      Other...........................................        629        1,400
                                                        ---------    ---------
         Total current liabilities....................     37,398       30,330
Long term liabilities:
   Senior notes.......................................     30,000       30,000
   Postretirement benefits............................     35,953       36,312
   Pensions ..........................................      8,310       10,201
   Other noncurrent liabilities.......................        594          598
                                                        ---------    ---------
         Total liabilities............................    112,255      107,441
                                                        ---------    ---------

Stockholders' equity:
   Common stock - authorized 100,000,000,
    issued 14,573,515 shares at each date
    of $.01 par value.................................        146          146
   Additional paid-in capital.........................    109,769      109,769
   Retained earnings..................................     30,180       29,606
   Treasury stock, 1,550,122 shares of
    common stock at each date at cost.................    (11,349)     (11,349)
   Additional minimum pension liability...............     (9,803)      (9,803)
                                                        ---------    ---------
         Total stockholders' equity...................    118,943      118,369
                                                        ---------    ---------

         Total liabilities and stockholders' equity...  $ 231,198    $ 225,810
                                                        =========    =========

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                       For the Three Months
                                                          Ended March 31,
                                                       ---------------------
                                                         2003         2002
                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income.......................................   $   574      $   603
   Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
      Depreciation..................................      3,153       3,790
      Deferred income taxes.........................      (182)         237
      Non-cash compensation income related
       to stock options.............................        --           72
      Other.........................................        (1)         (43)

   Changes in assets and liabilities:
      Accounts receivable...........................    (6,870)      (3,930)
      Inventories...................................    (3,425)         (81)
      Other assets..................................      (156)      (2,411)
      Accounts payable and accrued liabilities......     7,068        4,447
      Other long-term liabilities...................    (2,254)        (514)
                                                       -------      -------
         Net cash provided by (used for)
          operating activities......................    (2,093)       2,170
                                                       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment.......    (1,165)      (5,196)
   Proceeds from sale of property, plant and
    equipment.......................................        13           65
                                                       -------      -------

         Net cash used for investing activities.....    (1,152)      (5,131)
                                                       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net cash provided by financing activities..        --           --
                                                       -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS...............    (3,245)      (2,961)
CASH AND CASH EQUIVALENTS, beginning of period......     8,959        3,962
                                                       -------      -------

CASH AND CASH EQUIVALENTS, end of period............   $ 5,714      $ 1,001
                                                       =======      =======

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)

(1)  Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2003 and December 31, 2002 and its results of operations and cash flows for the three months ended March 31, 2003 and March 31, 2002. All adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results will likely differ from those estimates, but management believes such differences will not be material.

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)  Inventories

Inventories consisted of:

                                                    March 31,    December 31,
                                                      2003           2002
                                                    ---------    ------------
     Raw material and supplies                      $ 10,603       $ 10,235
     Work-in-process and finished goods               39,510         36,567
     Less progress payments                             (839)          (953)
                                                    --------       --------
     Total inventories                              $ 49,274       $ 45,849
                                                    ========       ========

(3)  Interest and Income Tax Payments

                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                        2003          2002
                                                      -------        -----
     Interest                                         $ 1,070        $ 977
     Income taxes                                           9           60

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

(6)  Refund Receivable From Internal Revenue Service and Income Taxes

Included in the first quarter of 2003 as a reduction of selling, general and administrative expenses and in accounts receivable is a $1,250 receivable from the Internal Revenue Service for the refund of certain pension excise taxes expensed and paid in prior years. Due to the nature of this item it has been treated as a significant infrequently occurring item in the provision for income taxes. The effective tax rate applied to loss before provision for income tax is 71.3%. The principal difference between the effective rate for the quarter ended March 31, 2003 and the expected tax rate of 35% is state income taxes net of deferred benefit of 5% and a benefit resulting primarily from the Extraterritorial Income Exclusion of 31.3%.

(7)  Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(8)      Stockholders' Equity

The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 970,333 options have been granted. These options expire ten years from the grant date. These options vest over two years. During the first quarter of 2003, 7,500 options were forfeited. As of March 31, 2003, 712,834 options granted under the Plan remain outstanding.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in the three-month period ending March 31, 2003. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net income and diluted earnings per share would have been as follows:

                                                   For the Three-Month Period
                                                      Ended March 31, 2003
                                                   --------------------------
                                                   As Reported      Pro Forma
                                                   -----------     ----------
     Net income                                       $ 574           $ 545
     Diluted earnings per share                       $0.04           $0.04

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

The fair value of the option grants at March 31, 2003 used to compute the pro forma amounts above was estimated using the Black-Scholes option pricing model with the following assumptions:

                    Weighted         Weighted        Weighted      Weighted
                     Average          Average        Average        Average
                    Risk Free        Expected       Volatility   Black-Scholes
Period Ended      Interest Rate   Remaining Lives     Factor     Option Price
------------      -------------   ---------------   ----------   -------------

March 31, 2003        5.08%           10 Years         52.37%         $6.41

                             Management's Discussion
                    and Analysis of Results of Operations and
                          Changes in Financial Position
                             (Dollars in Thousands)

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

Net sales for the three months ended March 31, 2003 were $47,307 compared to $53,156 for the same period in 2002. The decrease in sales for the first quarter of 2003 was due to the continued downturn of the commercial airline industry and the war in Iraq. Gross profit for the first quarter of 2003 declined to 4.3% of sales in contrast to 7.8% of sales in the first quarter of 2002 primarily as a result of product mix, margin pressures in 2003 and lack of sales volume. In addition, the Company experienced an energy cost increase as a result of price increases of approximately $800 over forecast in the first quarter of 2003.

Selling, general and administrative expenses, as a percentage of sales, were 2.4% for the first quarter of 2003 compared to 5.3% for the same period in 2002. The variation in SG&A expenses between the periods was largely attributable to the Company's recognition of $1,250 of income in 2003 from settlement of an excise tax matter with the Internal Revenue Service ("IRS").

Interest expense for the three-month period in 2003 was $529 in contrast to $446 in 2002. During the first quarter of 2003, the Company's revolving debt had an interest rate equal to the LIBOR rate plus 1.25% per annum and the senior notes bear interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving debt in the first quarter of 2003.

The credit to income taxes for the three-month period in 2003 of $203 reflects a portion of the benefit of the Extra-Territorial Income Exclusion on foreign sales. The $339 provision for income taxes for 2002 and $203 credit for 2003 represent largely non-cash accounting provisions. The Company has significant net operating loss ("NOL") carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and "Liquidity and Capital Resources."

Net income for the first quarter of 2003 was $574, a 5% decline from the same period in 2002. The decrease in profitability was due to lower sales volume in 2003, higher energy costs and margin pressure from customers, offset in part by the effects of the settlement of the excise tax matter and the changes in income taxes.

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

On July 20, 2001, the Company sold $30,000 of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings under the New Facility and for working capital purposes.

In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Amended Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Amended Facility was further modified to reduce the revolving line of credit to $25,000. At March 31, 2003, $21,417 was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of March 31, 2003.

The Company has NOL carryforwards that were generated prior to its 1993 reorganization, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were $27,290 as of December 31, 2002. The NOL carryforwards expire gradually in the years 2008 through 2022.

The Company's initial public offering in March 1998 created an ownership change as defined by the IRS. This ownership change generated an IRS imposed limitation on the utilization of NOL carryforward on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company's taxable income or the amount of the IRS imposed limitation. The NOL carryforwards available for use annually is $11,865. Of the $11,865 annual limitation, $2,142 relates to a previous restriction on NOL carryforwards generated prior to the 1993 reorganization.

Realization of the net deferred tax assets, including those attributable to the NOL carryforwards, over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company's sales are made in U.S. dollars. The Company does not consider itself subject to the market risks addressed by Item 305 of Regulation S-K.

                             ----------------------

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include:

o  Market conditions and demand for the Company's products               o  Competition
o  Interest rates and capital costs                                      o  Technologies
o  Unstable governments and business conditions in emerging economies    o  Raw material prices
o  Legal, regulatory and environmental issues                            o  Taxes

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

     (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003


/s/ Kerry L. Woody
-----------------------------------
Kerry L. Woody
President and CEO

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003


/s/ Wayne E. Larsen
--------------------------------------
Wayne E. Larsen
Vice President Law/Finance & Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LADISH CO., INC.



Date:       April 28, 2003               By:  /s/  WAYNE E. LARSEN
                                             ----------------------------------
                                              Wayne E. Larsen
                                              Vice President Law/Finance
                                              & Secretary