Form 10-Q
period 2003-06-30
LADISH CO INC
filed 2003-07-28
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      June 30, 2003
                           -------------

Commission File Number        0-23539
                           -------------

                                LADISH CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                           31-1145953
   -------------------------------              ----------------
   (State or other Jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

      5481 South Packard Avenue, Cudahy, Wisconsin              53110
      --------------------------------------------            ----------
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

                      Yes                     No    X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at June 30, 2003
-----------------------------                ----------------------------
Common Stock, $0.01 Par Value                          13,023,393

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                    LADISH CO., INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in Thousands, Except Share Data)


                                     For the Three Months         For the Six Months
                                        Ended June 30,              Ended June 30,
                                   ------------------------    ------------------------
                                      2003          2002          2003          2002
                                   ----------    ----------    ----------    ----------

Net sales                          $   49,055    $   48,309    $   96,362    $  101,465

Cost of sales                          44,792        44,474        90,083        93,481
                                   ----------    ----------    ----------    ----------

      Gross income on sales             4,263         3,835         6,279         7,984

Selling, general and
 administrative expenses                3,283         2,514         4,405         5,338
                                   ----------    ----------    ----------    ----------

      Income from operations              980         1,321         1,874         2,646

Other income (expense):
   Interest expense                      (565)         (422)       (1,094)         (868)
   Other, net                              72             9            78            72
                                   ----------    ----------    ----------    ----------

      Income before provision
       for income taxes                   487           908           858         1,850

Provision for income taxes                414           327           211           666
                                   ----------    ----------    ----------    ----------

      Net income                   $       73    $      581    $      647    $    1,184
                                   ==========    ==========    ==========    ==========




Basic earnings per share           $     0.01    $     0.04    $     0.05    $     0.09

Diluted earnings per share         $     0.01    $     0.04    $     0.05    $     0.09

Basic weighted average
 shares outstanding                13,023,393    12,987,560    13,023,393    12,981,842

Diluted weighted average
 shares outstanding                13,048,680    13,170,879    13,048,323    13,144,887

                                    LADISH CO., INC.
                               CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands, Except Share Data)

                                                                June 30,    December 31,
                     Assets                                       2003          2002
                     ------                                    ----------   ------------
Current assets:
     Cash and cash equivalents .............................   $   6,310     $   8,959
     Accounts receivable, less
      allowance at each date of $191 .......................      37,543        32,237
     Inventories ...........................................      49,166        45,849
     Deferred income taxes .................................       5,764         5,764
     Prepaid expenses and other current assets .............       1,317           664
                                                               ---------     ---------
         Total current assets ..............................     100,100        93,473
                                                               ---------     ---------
Property, plant and equipment:
     Land and improvements .................................       4,878         4,828
     Buildings and improvements ............................      35,168        35,166
     Machinery and equipment ...............................     156,338       151,364
     Construction in progress ..............................       5,730         9,374
                                                               ---------     ---------
                                                                 202,114       200,732
     Less - accumulated depreciation .......................    (108,002)     (102,240)
                                                               ---------     ---------
         Net property, plant and equipment .................      94,112        98,492

Deferred income taxes ......................................      22,835        23,023
Other assets ...............................................      10,789        10,822
                                                               ---------     ---------

         Total assets ......................................   $ 227,836     $ 225,810
                                                               =========     =========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
     Accounts payable ......................................   $  20,085     $  17,134
     Accrued liabilities:
         Pensions ..........................................       3,366         1,792
         Postretirement benefits ...........................       4,744         4,744
         Wages and salaries ................................       4,349         3,343
         Taxes, other than income taxes ....................         406           365
         Interest ..........................................         966           981
         Paid progress billings ............................         110           571
         Other .............................................       1,706         1,400
                                                               ---------     ---------
              Total current liabilities ....................      35,732        30,330
Long term liabilities:
     Senior notes ..........................................      30,000        30,000
     Postretirement benefits ...............................      35,747        36,312
     Pensions ..............................................       6,750        10,201
     Other noncurrent liabilities ..........................         591           598
                                                               ---------     ---------
              Total liabilities ............................     108,820       107,441
                                                               ---------     ---------

Stockholders' equity:
     Common stock - authorized 100,000,000, issued
       14,573,515 shares at each date of $.01 par value ....         146           146
     Additional paid-in capital ............................     109,769       109,769
     Retained earnings .....................................      30,253        29,606
     Treasury stock, 1,550,122 shares of
      common stock at each date at cost ....................     (11,349)      (11,349)
     Additional minimum pension liability ..................      (9,803)       (9,803)
                                                               ---------     ---------
              Total stockholders' equity ...................     119,016       118,369
                                                               ---------     ---------

              Total liabilities and stockholders' equity ...   $ 227,836     $ 225,810
                                                               =========     =========

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                             For the Six Months
                                                                Ended June 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income............................................  $   647    $ 1,184
     Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
         Depreciation .....................................    6,307      7,609
         Deferred income taxes ............................      188        515
         Non-cash compensation related to stock options ...     --          368
         Other ............................................       (1)       (41)

     Changes in assets and liabilities:
         Accounts receivable ..............................   (5,306)     4,058
         Inventories ......................................   (3,317)     3,009
         Other assets .....................................     (620)    (3,600)
         Accounts payable and accrued liabilities .........    5,402     (4,982)
         Other long-term liabilities ......................   (4,023)      (816)
                                                             -------    -------

              Net cash provided by (used for)
               operating activities .......................     (723)     7,304
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment ...........   (1,939)    (7,713)
     Proceeds from sale of property, plant and equipment ..       13        178
                                                             -------    -------

              Net cash used for investing activities ......   (1,926)    (7,535)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock .............................     --          232
                                                             -------    -------
              Net cash provided by financing activities ...     --          232
                                                             -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........   (2,649)         1
CASH AND CASH EQUIVALENTS, beginning of period ............    8,959      3,962
                                                             -------    -------

CASH AND CASH EQUIVALENTS, end of period...................  $ 6,310    $ 3,963
                                                             =======    =======

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


(1)  Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2003 and its results of operations and cash flows for the six months ended June 30, 2003 and June 30, 2002. All adjustments are of a normal recurring nature.

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

(2)  Inventories

Inventories consisted of:

                                                     June 30,       December 31,
                                                       2003             2002
                                                     --------       ------------
     Raw material and supplies                       $  9,022        $ 10,235
     Work-in-process and finished goods                41,378          36,567
     Less progress payments                            (1,234)           (953)
                                                     --------        --------
     Total inventories                               $ 49,166        $ 45,849
                                                     ========        ========

(3)  Interest and Income Tax Payments

                                                         For the Six Months
                                                           Ended June 30,
                                                       2003             2002
                                                     --------         -------
     Interest                                        $  1,076         $   853
     Income taxes                                          17             194

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

(6)  Refund From Internal Revenue Service and Income Taxes

Included in the first six months of 2003 as a reduction of selling, general and administrative expenses is $1,250 received from the Internal Revenue Service for the refund of certain pension excise taxes expensed and paid in prior years. Due to the nature of this item it has been treated as a significant infrequently occurring item in determining the provision for income taxes. The provision for income taxes for the six months ended June 30, 2003 includes $424 related to this item.

The second quarter tax provision of $414 reflects an effective tax rate of 85% versus the statutory rate of 35% due primarily to a change in estimate of the expected annual effective tax rate during the second quarter resulting from the Company's relative low pretax income level.

(7)  Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(8)  Stockholders' Equity

The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 970,333 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. During the first six months of 2003, 2,500 options were forfeited. As of June 30, 2003, 712,834 options granted under the Plan remain outstanding. During the second quarter of 2003, 496,188 stock options expired.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in the six-month period ending June 30, 2003. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net income and diluted earnings per share would have been as follows:

                             For the Three-Month Period   For the Six-Month Period
                                 Ended June 30, 2003         Ended June 30, 2003
                             --------------------------   ------------------------
                             As Reported     Pro Forma    As Reported    Pro Forma
                             -----------    -----------   -----------   ----------
Net income                      $73            $68           $647          $613
Diluted earnings per share      $0.01          $0.01         $0.05         $0.05

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

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION
                             (Dollars in Thousands)

RESULTS OF OPERATIONS

Second Quarter 2003 Compared to Second Quarter 2002

Net sales for the three months ended June 30, 2003 were $49,055 compared to $48,309 for the same period in 2002. The 2% increase in sales for the second quarter of 2003 was due to the Company's ability to be responsive to short lead time orders and an improvement in defense related sales. Gross profit for the second quarter of 2003 increased to 8.7% of sales in contrast to 7.9% of sales in the second quarter of 2002 primarily as a result of cost reduction efforts partially offset by margin pressures in 2003. Cost reductions in the second quarter of 2003 included lower unit cost of natural gas and lower benefit costs.

Selling, general and administrative expenses, as a percentage of sales, were 6.7% for the second quarter of 2003 compared to 5.2% for the same period in 2002. The variation in SG&A expenses between the periods was directly attributable to the Company's recognition of significant costs in 2003 from the proxy contest which occurred in connection with the Company's 2003 annual meeting of stockholders. The Company incurred an individually significant and unanticipated expense of $1,000 for the costs associated with the proxy contest. The $1,000 proxy expense includes $200 of costs incurred by the Company's largest stockholder which the Company has agreed to reimburse.

Interest expense for the three-month period in 2003 was $565 in contrast to $422 in 2002. The lower interest expense in 2002 reflects the requirement to capitalize interest costs associated with capital projects. During the second quarter of 2003, the Company's revolving credit facility had an interest rate equal to the LIBOR rate plus 1.25% per annum and the senior notes bear interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility in the second quarter of 2003.

The second quarter tax provision of $414 reflects an effective tax rate of 85% versus the statutory rate of 35% due primarily to a change in estimate of the expected annual effective tax rate during the second quarter of 2003 resulting from the Company's relative low pretax income level. The Company has significant net operating loss ("NOL") carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and "Liquidity and Capital Resources."

Net income for the second quarter of 2003 was $73, a $508 decline from the same period in 2002. The decrease in profitability was directly due to the $600, net of income tax, of unanticipated proxy expenses incurred by the Company and its largest stockholder in preparation for the 2003 Annual Meeting of Stockholders.

First Six Months 2003 Compared to First Six Months 2002

The Company recorded $96,362 of sales in the first half of 2003 in comparison to $101,465 of sales in the same period of 2002. The 5% decline in sales in 2003 is attributable to the continued softness in the commercial aerospace market further compounded by the weakness in the missile and satellite launch industry. In the first six months of 2003, the Company's gross profit as a percentage of sales was 6.5% in comparison to 7.9% in 2002. The decline in profitability was due to lower absorption of fixed costs on reduced sales, increased unit costs of natural gas in the first quarter of 2003 along with margin pressures from the Company's customer base.

In the first six months of 2003, the Company's selling, general and administrative expenses were $4,405 or 4.6% of sales in contrast to $5,338, or 5.3% of sales, during the like period in 2002. These expenses were reduced in part in 2003 by the Company receiving a $1,250 refund of previously paid and expensed excise taxes from the United States Internal Revenue Service. During the first half of 2003, the Company recognized an individually significant and unanticipated expense of $1,000 for the costs associated with the proxy contest which occurred in connection with the Company's 2003 annual meeting of stockholders. The $1,000 proxy expense includes $200 of costs incurred by the Company's largest stockholder which the Company has agreed to reimburse.

Interest expense for the first six months of 2003 was $1,094 in comparison to $868 in the same period of 2002. The lower interest expense in 2002 reflects the requirement to capitalize interest costs which were associated with capital projects. For the first half of 2003, the Company's revolving credit facility had an interest rate equal to the LIBOR rate plus 1.25% per annum and the senior notes bear interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility in the first half of 2003.

The income tax provision of $211 for the first six months of 2003 reflects an effective tax rate of 25% versus the statutory rate of 35%. The variation in rate is attributable to significant permanent book to tax differences in conjunction with the Company's relative low pretax income level. The Company has significant NOL carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and "Liquidity and Capital Resources."

The Company had net income of $647 in the first half of 2003 in comparison to $1,184 for the same period in 2002. The reduction in profitability was largely attributable to lower sales volume and higher energy costs in the first quarter of 2003 along with continued margin pressures throughout the first half of 2003.

Liquidity and Capital Resources

The Company's cash position as of June 30, 2003 is $2,649 less than its position at December 31, 2002. The year-to-date decline in cash is due to increases in accounts receivable and inventory partially offset by an increase in trade payables.

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

In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Amended Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Amended Facility was further modified to reduce the revolving line of credit to $25,000. The interest rate on the Amended Facility was LIBOR plus 1.25% as of June 30, 2003. At June 30, 2003, $17,700 was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of June 30, 2003.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company's sales are made in U.S. dollars. The Company does not consider itself subject to the market risks addressed by Item 305 of Regulation S-K.
                           _________________________

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

Item 4.   Controls and Procedures

The registrant's certifying officers have evaluated the effectiveness of the design and operation of the Company's internal controls and disclosure controls and procedures prior to the date of this quarterly report. Based upon that review, the certifying officers have concluded that the internal controls and disclosure controls and procedures are effectively operating to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report was being prepared. The review of internal controls and disclosure controls and procedures did not reveal any significant deficiencies in the design or operation, which could adversely affect the Company's ability to record, process, summarize and report financial data. The Company did not discover any material weaknesses in these controls or procedures, nor did the Company discover any fraud of any kind involving management or other employees who have a significant role in the Company's internal controls. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions taken with regard to significant deficiencies or material weaknesses, and there are no corrective actions contemplated as of the date of this report. The Company did not identify any significant changes that need to be made to ensure the effectiveness of the internal controls or the disclosure controls and procedures. Nor did the Company identify any other factors that could materially affect the internal controls occurring after the date of our certification.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On June 6, 2003, at the Annual Meeting of Stockholders of the Company, the stockholders were asked to vote on the election of a new board of directors for the next year or until their successors are elected. The following tabulation reflects the result of the election:

Individual                                        For                Withheld
----------                                        ---                --------
Lawrence W. Bianchi                         5,475,920                 217,993
James C. Hill                               5,986,221                   4,957
Leon A. Kranz                               5,370,820                 323,093
J. Robert Peart                             5,986,221                   4,957
Kerry L. Woody                              9,335,093                 217,793

No other matters were submitted to a vote of the stockholders during the period covered by this report.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit 99.1 is the written statement of the chief executive officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

          Exhibit 99.2 is the written statement of the chief financial officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

          Exhibit 99.3 is the written statement of the chief executive officer and chief financial officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

          Exhibit 99.4 are the Amended and Restated By-Laws of the Company.

     (b) A Form 8-K was filed by the Company on April 11, 2003 announcing financial results for the first quarter of 2003. A Form 8-K was filed by the Company on June 11, 2003 announcing the election of a new Board of Directors.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LADISH CO., INC.



Date:   July 25, 2003                     By:  /s/  WAYNE E. LARSEN
      ---------------------                   --------------------------------
                                               Wayne E. Larsen
                                               Vice President Law/Finance
                                               & Secretary