Form 10-Q
period 2003-09-30
LADISH CO INC
filed 2003-11-05
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  September 30, 2003
                       ------------------

Commission File Number 0-23539
                       -------

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

           Class                         Outstanding at September 30, 2003
-----------------------------            ---------------------------------
Common Stock, $0.01 Par Value                         13,023,393

                         PART I - FINANCIAL INFORMATION

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except Share Data)


                                                              For the Three Months          For the Nine Months
                                                               Ended September 30,          Ended September 30,
                                                              ---------------------        ---------------------
                                                               2003           2002          2003           2002
                                                              ------         ------        ------         ------
Net sales                                                 $    42,222   $    42,790    $   138,584   $   144,255

Cost of sales                                                  39,071        39,919        129,154       133,400
                                                          -----------   -----------    -----------   -----------
         Gross income on sales                                  3,151         2,871          9,430        10,855

Selling, general and administrative expenses                    2,149         1,394          6,554         6,732
                                                          -----------   -----------    -----------   -----------
         Income from operations                                 1,002         1,477          2,876         4,123

Other income (expense):
     Interest expense                                            (564)         (468)        (1,658)       (1,336)
     Other, net                                                     8             8             86           80
                                                          -----------   -----------    -----------   -----------
         Income before provision for income taxes                 446         1,017          1,304         2,867

Provision for income taxes                                        268           366            479         1,032
                                                          -----------   -----------    -----------   -----------
         Net income                                       $       178   $       651    $       825   $     1,835
                                                          ===========   ===========    ===========   ===========


Basic earnings per share                                  $      0.01   $      0.05    $      0.06   $      0.14

Diluted earnings per share                                $      0.01   $      0.05    $      0.06          0.14

Basic weighted average shares outstanding                  13,023,393    13,021,156     13,023,393    12,995,090

Diluted weighted average shares outstanding                13,050,917    13,083,790     13,049,188    13,124,664

                                LADISH CO., INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                                  September 30,       December 31,
         Assets                                                                       2003                2002
         ------                                                                   --------------      -------------
Current assets:
     Cash and cash equivalents.................................................... $     7,312        $     8,959
     Accounts receivable, less allowance at each date of $191.....................      33,837             32,237
     Inventories..................................................................      50,235             45,849
     Deferred income taxes........................................................       5,764              5,764
     Prepaid expenses and other current assets....................................       1,212                664
                                                                                   -----------        -----------
         Total current assets.....................................................      98,360             93,473
                                                                                   -----------        -----------
Property, plant and equipment:
     Land and improvements........................................................       4,842              4,828
     Buildings and improvements...................................................      35,202             35,166
     Machinery and equipment......................................................     156,334            151,364
     Construction in progress.....................................................       6,742              9,374
                                                                                   -----------        -----------
                                                                                       203,120            200,732
     Less - accumulated depreciation..............................................    (110,867)          (102,240)
                                                                                   -----------        -----------
         Net property, plant and equipment........................................      92,253             98,492

Deferred income taxes.............................................................      22,784             23,023
Other assets  ....................................................................      10,782             10,822
                                                                                   -----------        -----------
         Total assets............................................................. $   224,179        $   225,810
                                                                                   ===========        ===========
         Liabilities and Stockholders' Equity
Current liabilities:
     Senior notes................................................................. $     6,000        $         -
     Accounts payable.............................................................      18,268             17,134
     Accrued liabilities:
         Pensions.................................................................       4,667              1,792
         Postretirement benefits..................................................       4,744              4,744
         Wages and salaries.......................................................       4,379              3,343
         Taxes, other than income taxes...........................................         322                365
         Interest.................................................................         429                981
         Paid progress billings...................................................         644                571
         Other....................................................................       1,625              1,400
                                                                                   -----------        -----------
              Total current liabilities...........................................      41,078             30,330
Long term liabilities:
     Senior notes.................................................................      24,000             30,000
     Postretirement benefits......................................................      35,321             36,312
     Pensions ....................................................................       4,135             10,201
     Other noncurrent liabilities.................................................         581                598
                                                                                   -----------        -----------
              Total liabilities...................................................     105,115            107,441
                                                                                   -----------        -----------
Stockholders' equity:
     Common stock - authorized 100,000,000, issued 14,573,515
       shares at each date of $.01 par value......................................         146                146
     Additional paid-in capital...................................................     109,639            109,769
     Retained earnings............................................................      30,431             29,606
     Treasury stock, 1,550,122 shares of common stock at each date at cost........     (11,349)           (11,349)
     Additional minimum pension liability.........................................      (9,803)            (9,803)
                                                                                   -----------        -----------
              Total stockholders' equity..........................................     119,064            118,369
                                                                                   -----------        -----------
              Total liabilities and stockholders' equity.......................... $   224,179        $   225,810
                                                                                   ===========        ===========

                                LADISH CO., INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                        For the Nine Months
                                                                                         Ended September 30,
                                                                                     --------------------------
                                                                                      2003                2002
                                                                                     ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income................................................................... $     825          $    1,835
     Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
         Depreciation.............................................................     9,463              11,488
         Deferred income taxes....................................................       239                 865
         Non-cash compensation related to stock options...........................         -                (306)
         Other....................................................................         9                 (41)

     Changes in assets and liabilities:
         Accounts receivable......................................................    (1,600)              4,306
         Inventories..............................................................    (4,386)              4,647
         Other assets.............................................................      (508)             (5,498)
         Accounts payable and accrued liabilities.................................     4,748              (6,019)
         Other long-term liabilities..............................................    (7,074)             (1,081)

              Net cash provided by operating activities...........................     1,716              10,196

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment...................................    (3,291)             (8,866)
     Proceeds from sale of property, plant and equipment..........................        58                 178

              Net cash used for investing activities..............................    (3,233)             (8,688)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock.....................................................         -                 381
     Stockholders' Rights Redemption..............................................      (130)                  -
              Net cash provided by (used for) financing activities................      (130)                381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................    (1,647)              1,889
CASH AND CASH EQUIVALENTS, beginning of period....................................     8,959               3,962

CASH AND CASH EQUIVALENTS, end of period.......................................... $   7,312          $   5,851

                                LADISH CO., INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands, Except Share Data)


(1)  Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2003 and its results of operations and cash flows for the nine months ended September 30, 2003 and September 30, 2002. All adjustments are of a normal recurring nature.

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

(2)  Inventories

Inventories consisted of:

                                           September 30,        December 31,
                                               2003                 2002
                                           -------------        ------------
     Raw material and supplies               $   7,851            $  10,235
     Work-in-process and finished goods         43,616               36,567
     Less progress payments                     (1,232)                (953)
                                             ---------            ---------
     Total inventories                       $  50,235            $  45,849
                                             =========            =========

(3)  Interest and Income Tax Payments

                                          For the Nine Months
                                          Ended September 30,
                                   --------------------------------
                                    2003                      2002
                                   ------                    ------
     Interest                     $ 2,162                   $ 1,836
     Income taxes                      31                       224

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

(6)  Refund From Internal Revenue Service and Income Taxes

Included in the first nine months of 2003 as a reduction of selling, general and administrative expenses is $1,250 received from the Internal Revenue Service for the refund of certain pension excise taxes expensed and paid in prior years. Due to the nature of this item it has been treated as a significant infrequently occurring item in determining the provision for income taxes. The provision for income taxes for the nine months ended September 30, 2003 includes $424 related to this item.

The third quarter tax provision of $268 reflects an effective tax rate of 60% versus the statutory rate of 35% due primarily to a change in estimate of the expected annual effective tax rate during the third quarter resulting from the Company's relative low pretax income level.

(7)  Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(8)  Stockholders' Equity

The Company has a Long-Term Incentive Plan (the "Plan") that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 955,333 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. During the first nine months of 2003, 17,500 options were forfeited. As of September 30, 2003, 697,834 options granted under the Plan remain outstanding. During the second quarter of 2003, 496,188 stock options expired.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 ("SFAS 123") under which no compensation expense was recognized in the nine-month period ending September 30, 2003. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company's pro forma net income and diluted earnings per share would have been as follows:


                                    For the Three-Month Period           For the Nine-Month Period
                                     Ended September 30, 2003             Ended September 30, 2003
                                 ---------------------------------    ---------------------------------
                                  As Reported         Pro Forma         As Reported        Pro Forma
                                 ---------------    --------------    ----------------   --------------
     Net income                       $178              $175               $825              $788
     Diluted earnings per share      $0.01             $0.01              $0.06             $0.06


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

                                                                    Page 9 or 13

                             MANAGEMENT'S DISCUSSION
                    AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          CHANGES IN FINANCIAL POSITION
                             (Dollars in Thousands)

RESULTS OF OPERATIONS
---------------------

Third Quarter 2003 Compared to Third Quarter 2002
-------------------------------------------------

Net sales for the three months ended September 30, 2003 were $42,222 compared to $42,790 for the same period in 2002. The 1% decrease in sales for the third quarter of 2003 was due to the Company's closing of the Cudahy operation for an extra week in July, 2003 as a part of a cost reduction effort. Gross profit for the third quarter of 2003 increased to 7.5% of sales in contrast to 6.7% of sales in the third quarter of 2002 primarily as a result of cost reduction efforts partially offset by margin pressures in 2003. Cost reductions in the third quarter of 2003 included lower unit cost of natural gas, reduced manpower and lower benefit costs.

Selling, general and administrative expenses, as a percentage of sales, were 5.1% for the third quarter of 2003 compared to 3.3% for the same period in 2002. The variation in SG&A expenses between the periods was directly attributable to the Company's recognition of a credit of $674 in 2002 from the application of Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") on the variable pricing of a portion of the Company's stock options.

Interest expense for the three-month period in 2003 was $564 in contrast to $468 in 2002. The lower interest expense in 2002 reflects the requirement to capitalize interest costs associated with capital projects. During the third quarter of 2003, the Company's revolving credit facility had an interest rate equal to the LIBOR rate plus 1.25% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility in the third quarter of 2003.

The third quarter tax provision of $268 reflects an effective tax rate of 60% versus the statutory rate of 35% due primarily to a change in estimate of the expected annual effective tax rate during the third quarter of 2003 resulting from the Company's relative low pretax income level. The Company has significant net operating loss ("NOL") carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and "Liquidity and Capital Resources."

Net income for the third quarter of 2003 was $178, a $473 decline from the same period in 2002. The decrease in profitability was directly due to the above described credit to SG&A expense in 2002 due to the application of FIN 44.

First Nine Months 2003 Compared to First Nine Months 2002
---------------------------------------------------------

The Company recorded $138,584 of sales in the first nine months of 2003 in comparison to $144,255 of sales in the same period of 2002. The 4% decline in sales in 2003 is attributable to the continued softness in the commercial aerospace market further compounded by the weakness in the missile and satellite launch industry. In the first nine months of 2003, the Company's gross profit as a percentage of sales was 6.8% in comparison to 7.5% in 2002. The decline in profitability was due to lower absorption of fixed costs on reduced sales, increased unit costs of natural gas in the first quarter of 2003 along with margin pressures from the Company's customer base.

In the first nine months of 2003, the Company's selling, general and administrative expenses were $6,554 or 4.7% of sales in contrast to $6,732, or 4.7% of sales, during the like period in 2002. These expenses were reduced in part in 2003 by the Company receiving a $1,250 refund of previously paid and expensed excise taxes from the United States Internal Revenue Service. During 2003, the Company recognized an individually significant and unanticipated expense of $1,000 for the costs associated with a proxy contest which occurred in connection with the Company's 2003 annual meeting of stockholders. The $1,000 proxy expense included $200 of costs incurred by the Company's largest stockholder which the Company has agreed to reimburse. In 2002, SG&A expenses were reduced by a credit of $306 due to the application of FIN 44.

Interest expense for the first nine months of 2003 was $1,658 in comparison to $1,336 in the same period of 2002. The lower interest expense in 2002 reflects the requirement to capitalize interest costs which were associated with capital projects. For the first nine months of 2003, the Company's revolving credit facility had an interest rate equal to the LIBOR rate plus 1.25% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility in the first nine months of 2003.

The income tax provision of $479 for the first nine months of 2003 reflects an effective tax rate of 37% versus the statutory rate of 35%. The variation in rate is attributable to permanent book to tax differences in conjunction with the Company's relative low pretax income level. The Company has significant NOL carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and "Liquidity and Capital Resources."

The Company had net income of $825 in the first nine months of 2003 in comparison to $1,835 for the same period in 2002. The reduction in profitability was largely attributable to lower sales volume and higher energy costs in the first quarter of 2003 along with continued margin pressures throughout the first nine months of 2003.

Liquidity and Capital Resources
-------------------------------

The Company's cash position as of September 30, 2003 is $1,647 less than its position at December 31, 2002. The year-to-date decline in cash results from a reduction in cash from operating activities due to increases in accounts receivable and inventory partially offset by an increase in trade payables.

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

In conjunction with the private placement of the Notes, the Company and the lenders in the New Facility amended the New Facility on July 17, 2001 (the "Amended Facility"). The Amended Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Amended Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Amended Facility was further modified to reduce the revolving line of credit to $25,000. The interest rate on the Amended Facility was LIBOR plus 1.25% as of September 30, 2003. At September 30, 2003, $16,122 was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of September 30, 2003.

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


Item 4. Controls and Procedures
-------------------------------

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

No matter was submitted to a vote of the stockholders during the period covered by this report.

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibit 3(b) is the Amended and Restated By-Laws of the Company.

     Exhibit 31.1 is the written statement of the chief executive officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

     Exhibit 31.2 is the written statement of the chief financial officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

     Exhibit 32.1 is the written statement of the chief executive officer and chief financial officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

(b) A Form 8-K was filed by the Company on July 28, 2003 announcing financial results for the second quarter of 2003.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LADISH CO., INC.




Date:  October 27, 2003            By: /s/  WAYNE E. LARSEN
       ----------------                ------------------------------------
                                       Wayne E. Larsen
                                       Vice President Law/Finance
                                       & Secretary

                                                                    Exhibit 3(b)


                                LADISH CO., INC.

                          AMENDED AND RESTATED BY-LAWS

                                    ARTICLE I

                                     OFFICES

     Section 1. The registered office shall be located in Cudahy, Wisconsin.

     Section 2. The corporation may also have offices at such other places both within and without the State of Wisconsin as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II

                         ANNUAL MEETINGS OF SHAREHOLDERS

     Section 1. All meetings of shareholders for the election of directors shall be held at the registered office of the corporation, in the State of Wisconsin, or at such place, within or without the State of Wisconsin as may be fixed from time to time by the board of directors.

     Section 2. Annual meetings of shareholders, shall be held on each anniversary of the beginning of the corporation's existence, or at such other time as the board of directors may designate, at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

     Section 3. Written or printed notice of the annual meeting stating the place, day and hour of the meeting shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting.

                                  ARTICLE III

                        SPECIAL MEETINGS OF SHAREHOLDERS

     Section 1. Special meetings of shareholders for any purpose other than the election of directors may be held at such time and place within or without the State of Wisconsin as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

     Section 2. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the articles of incorporation, may be called by the president, the board of directors, or the holders of not less than one-tenth of all the shares entitled to vote at the meeting.


                             Exhibit 3(b) - Page 1

     Section 3. Written or printed notice of a special meeting stating the place, day and hour of the meeting and the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting.

     Section 4. The business transacted at any special meeting of shareholders shall be limited to the purposes stated in the notice.

                                   ARTICLE IV

                           QUORUM AND VOTING OF STOCK

     Section 1. The holders of a majority of the shares of stock issued and outstanding and entitled to vote, represented in person or by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by statute or by the articles of incorporation. If, however, such quorum shall not be present or represented at any meeting of the shareholders, the shareholders present in person or represented by proxy shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

     Section 2. If a quorum is present, the affirmative vote of a majority of the shares of stock represented at the meeting shall be the act of the shareholders unless the vote of a greater number of shares of stock is required by law or the articles of incorporation.

     Section 3. Each outstanding share of stock, having voting power, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders. A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his or her duly authorized attorney-in-fact.

     Section 4. Any action required to be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken is provided to all shareholders, shall be signed by a majority of the shareholders entitled to vote with respect to the subject matter thereof.


                             Exhibit 3(b) - Page 2

                                   ARTICLE V

                                    DIRECTORS

     Section 1. The number of directors shall be one or more, as fixed from time to time by resolution of the board of directors. Directors need not be residents of the State of Wisconsin nor shareholders of the corporation. The directors, other than the first board of directors, shall be elected at the annual meeting of the shareholders, and each director elected shall serve until the next succeeding annual meeting and until his or her successor shall have been elected and qualified. The first board of directors shall hold office until the first annual meeting of shareholders.

     Section 2. Vacancies and newly created directorships resulting from any increase in the number of directors may be filled by a majority of the directors then in office, though less than a quorum, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified. Providing, however, a vacancy created by the removal of a director by the shareholders may be filled by the shareholders.

     Section 3. The business affairs of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the articles of incorporation or by these by-laws directed or required to be exercised or done by the shareholders.

     Section 4. The directors may keep the books of the corporation, except such as are required by law to be kept within the state, outside of the State of Wisconsin, at such place or places as they may from time to time determine.

     Section 5. The board of directors, by the affirmative vote of a majority of the directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the corporation as directors, officers or otherwise.

                                   ARTICLE VI

                       MEETINGS OF THE BOARD OF DIRECTORS

     Section 1. Meetings of the board of directors, regular or special, may be held either within or without the State of Wisconsin.

     Section 2. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the shareholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present, or it may convene at such place and time as shall be fixed by the consent in writing of all the directors.

     Section 3. Regular meetings of the board of directors may be held upon such notice, or without notice, and at such time and at such place as shall from time to time be determined by the board. The board of directors may conduct meetings telephonically, provided


                             Exhibit 3(b) - Page 3
that a quorum of directors are telephonically connected and the secretary has confirmed the identity of each director by having him/her state their respective birth date.

     Section 4. Special meetings of the board of directors may be called by the president by telephone or telegram on twenty-four (24) hours' notice; special meetings shall be called by the secretary in like manner and on like notice on the written request of two directors.

     Section 5. Attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

     Section 6. A majority of the directors shall constitute a quorum for the transaction of business unless a greater number is required by law or by the articles of incorporation. The act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, unless the act of a greater number is required by statute or by the articles of incorporation. If a quorum shall not be present at any meeting of directors, the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 7. Any action required or permitted to be taken at a meeting of the directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

                                  ARTICLE VII

                               EXECUTIVE COMMITTEE

     Section 1. The board of directors, by resolution adopted by a majority of the number of directors fixed by the by-laws or otherwise, may designate three or more directors to constitute an executive committee, which committee, to the extent provided in such resolution, shall have and exercise all of the authority of the board of directors in the management of the corporation, except as otherwise required by law. Vacancies in the membership of the committee shall be filled by the board of directors. The executive committee shall keep regular minutes of its proceedings and report the same to the board when required.

                                  ARTICLE VIII

                                     NOTICES

     Section 1. Whenever, under the provisions of the statutes or of the articles of incorporation or of these by-laws, notice is required to be given to any director or shareholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or shareholder, at his or her address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given by telegram.


                             Exhibit 3(b) - Page 4

     Section 2. Whenever any notice is required to be given under the provisions of the statutes or under the provisions of the articles of incorporation or these by-laws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                                   ARTICLE IX

                                    OFFICERS

     Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a vice-president, a secretary and a treasurer. The board of directors may also choose additional vice-presidents, and one or more assistant secretaries and assistant treasurers.

     Section 2. The board of directors at its first meeting after each annual meeting of shareholders shall choose a president, one or more vice-presidents, a secretary and a treasurer, none of whom need be a member of the board.

     Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board of directors.

     Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

     Section 5. The officers of the corporation shall hold office until their successors are chosen and qualified. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office at the corporation shall be filled by the board of directors.

                                  THE PRESIDENT

     Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the shareholders and the board of directors, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect.

     Section 7. The president shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

                               THE VICE PRESIDENTS

     Section 8. The vice-president, or if there shall be more than one, the vice-presidents in the order determined by the board of directors, shall, in the absence or disability of the president, perform the duties and exercise the powers of the president and shall perform such


                             Exhibit 3(b) - Page 5
other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE SECRETARY AND ASSISTANT SECRETARIES

     Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the shareholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He or she shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he or she shall be. He or she shall have custody of the corporate seal of the corporation and he or she, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his or her signature or by the signature of such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.

     Section 10. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors, shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE TREASURER AND ASSISTANT TREASURERS

     Section 11. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

     Section 12. The treasurer shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his or her transactions as treasurer and of the financial condition of the corporation.

     Section 13. If required by the board of directors, the treasurer shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his or her office and for the restoration to the corporation, in case of his or her death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his or her possession or under his or her control belonging to the corporation.

     Section 14. The assistant treasurer, or, if there shall be more than one, the assistant treasurers in the order determined by the board of directors, shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer and shall


                             Exhibit 3(b) - Page 6
perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                   ARTICLE X

                             CERTIFICATES FOR SHARES

     Section 1. The shares of the corporation shall be represented by certificates signed by the president or a vice-president and the secretary or an assistant secretary of the corporation, and may be sealed with the seal of the corporation or a facsimile thereof.

     When the corporation is authorized to issue shares of more than one class, every certificate shall set forth upon the face or back of such certificate a statement of the designations, preferences, limitations and relative rights of the shares of each class authorized to be issued, as required by the laws of the State of Wisconsin.

     Section 2. The signatures of the officers of the corporation upon a certificate may be facsimiles if the certificate is manually countersigned on behalf of a transfer agent, or a registrar, other than the corporation itself or an employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer at the date of its issue.

                                LOST CERTIFICATES

     Section 3. The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost or destroyed. When authorizing such issue of a new certificate, the board of directors, in its discretion and as a condition precedent to the issuance thereof, may prescribe such terms and conditions as it deems expedient, and may require such indemnities as it deems adequate, to protect the corporation from any claim that may be made against it with respect to any such certificate alleged to have been lost or destroyed.

                               TRANSFERS OF SHARES

     Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto, and the old certificate cancelled and the transaction recorded upon the books of the corporation.

                            CLOSING OF TRANSFER BOOKS

     Section 5. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, fifty days. If the stock transfer books shall be closed


                             Exhibit 3(b) - Page 7
for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

                             REGISTERED SHAREHOLDERS

     Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Wisconsin.

                             RECORD OF SHAREHOLDERS

     Section 7. The officer or agent having charge of the stock transfer books for shares of a corporation shall before each meeting of shareholders, make a complete record of the shareholders entitled to vote at such meeting or any adjournment thereof, with the address of and the number of shares held by each, with record shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purpose of the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such record or transfer books or to vote at any meeting of shareholders.

                                   ARTICLE XI

                               GENERAL PROVISIONS

                                    DIVIDENDS

     Section 1. Subject to the provisions of the articles of incorporation relating thereto, if any, dividends may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property or in shares of the capital stock, subject to any provisions of the articles of incorporation.

     Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to


                             Exhibit 3(b) - Page 8
time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                     CHECKS

     Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

                                   FISCAL YEAR

     Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                      SEAL

     Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Wisconsin". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.

                                  ARTICLE XII

                                   AMENDMENTS

     Section 1. These by-laws may be altered, amended or repealed or new by-laws may be adopted (a) at any regular or special meeting of shareholders at which a quorum is present or represented, by the affirmative vote of a majority of the stock entitled to vote, provided notice of the proposed alteration, amendment or repeal be contained in the notice of such meeting, or (b) by the affirmative vote of a majority of the board of directors at any regular or special meeting of the board. However, the shareholders shall have authority to change or repeal any bylaws adopted by the directors.

                                  ARTICLE XIII

                                 INDEMNIFICATION

     Section 1. The corporation shall indemnify any of its directors or officers who is a party or threatened to be made a party to any threatened or pending action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he/she is or was a director or officer of the corporation, to the maximum extent allowed or mandated by the laws of the State of Wisconsin.

     Section 2. The corporation shall indemnify any employee of the corporation who is a party or threatened to be made a party to any threatened or pending action, suit or proceeding, whether civil, criminal or investigative (other than an action by or on behalf of the


                             Exhibit 3(b) - Page 9
corporation) by reason of the fact that he/she is or was an employee of the corporation, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with such action, suit or proceeding except that no indemnification shall be made in respect to any issue or matter as to which such employee shall have been adjudged to be liable for negligence or misconduct in the performance of duty to the corporation, or, with respect to any criminal action or proceeding, shall have been adjudged to have no reasonable cause to believe his or her conduct was lawful, unless the court in which such action or suit is brought shall determine that, despite the adjudication of liability or lack of reasonable cause but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses.

          (a) In order to invoke the indemnification provisions of this Section, an employee must provide written notification to the board of directors (or the executive committee) of the corporation, of that individual's request for indemnification. By requesting indemnification, an employee shall agree to allow the corporation to participate in, and/or assume the defense of, any action, suit or proceeding.

          (b) Expenses, including attorneys' fees incurred in defending an action, suit or proceeding may be paid by the corporation in advance of final disposition of such action, suit or proceeding as authorized in this Section upon receipt of an undertaking by or on behalf of an employee to repay such amount should it ultimately be determined that the individual was not entitled to be indemnified by the corporation pursuant to this Section.

     Section 3. The indemnification provided by this Article shall not be deemed exclusive of any other right to which an indemnified person may be entitled as a matter of law.

     Section 4. Determination of the Right to Indemnification.

          (a) Unless otherwise provided by the articles of incorporation or by written agreement between the director, officer or employee and the corporation, the director, officer or employee seeking indemnification under Sections 1 or 2 of this Article shall select one of the following means for determining his or her right to indemnification:

               (i) By independent legal counsel; provided, that such counsel shall be mutually selected by such director, officer or employee and by a majority vote of a disinterested quorum or, if unable to obtain such a quorum or committee, by a majority vote of the full board of directors, including directors who are parties to the same or related proceedings;

               (ii) By a panel of three arbitrators selected from the panels of arbitrators of the American Arbitration Association in Milwaukee, Wisconsin; provided that (A) one arbitrator shall be selected by such director, officer or employee, the second arbitrator shall be selected by a majority vote of a disinterested quorum or, if a disinterested quorum cannot be obtained, then by a majority vote of the board and the third arbitrator shall be selected by the two arbitrators previously selected;


                             Exhibit 3(b) - Page 10
          and (B) in all other respects, such panel shall be governed by the American Arbitration Association's then existing Commercial Arbitration Rules;

               (iii) By a court pursuant to and in accordance with Section
          180.0854 of the Wisconsin Business Corporation Law; or

               (iv) By an affirmative vote of shares represented at a meeting of shareholders at which a quorum is present. Shares owned by or voted under the control of, persons who are at the time parties to the same or related proceedings, whether as plaintiffs or defendants or in any other capacity, may not be voted in making the determination;

     provided, however, that following a change of control (as defined below) of the corporation, with respect to all matters thereafter arising out of acts, omissions or events prior to the change of control of the corporation concerning the rights of any person seeking indemnification under this Article, such determination shall be made by independent legal counsel selected by such person and approved by the board of directors or its committee in the manner described in Section 4(a)(i) above (which approval shall not be unreasonably withheld), which counsel has not otherwise performed services (other than in connection with similar matters) within the three years preceding its engagement to render such opinion for such person or for the corporation or any affiliates (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) of the corporation (whether or not they were affiliates when services were so performed) ("Independent Counsel"). Unless such person has theretofore selected Independent Counsel pursuant to this Section 4 and such Independent Counsel has been approved by the corporation, legal counsel approved by a resolution or resolutions of the board of directors of the corporation prior to a change of control of the corporation shall be deemed to have been approved by the corporation as required. Such Independent Counsel shall determine as promptly as practicable whether and to what extent such person would be permitted to be indemnified under applicable law and shall render its written opinion to the corporation and such person to such effect. In making a determination under this Section 4, the independent legal counsel and Independent Counsel referred to above shall determine that indemnification is permissible unless clearly precluded by this Article or the applicable provisions of the Wisconsin Business Corporation Law. The corporation agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such Independent Counsel against any and all expenses, claims, liabilities and damages arising out of or relating to this Article or its engagement pursuant hereto.

          (b) A "change of control" shall occur when any person who or which, together with all affiliates and associates of such person, shall be the beneficial owner of voting securities representing 30% or more of the voting power of the voting securities of the corporation then outstanding, but shall not include the (i) corporation, (ii) any subsidiary of the corporation, (iii) any employee benefit plan of the corporation or any subsidiary of the corporation, (iv) any entity holding voting securities for or pursuant to the terms of


                             Exhibit 3(b) - Page 11
     any such plan or (v) any trustee, administrator or fiduciary of such a plan. Notwithstanding the foregoing:

               (i) A change of control shall not occur as a result of an acquisition of voting securities by the corporation which, by reducing the number of voting securities outstanding, increases the proportionate number of shares beneficially owned by any person of the voting securities representing 30% or more of the voting power of the voting securities of the corporation then outstanding; provided, however, that if there would be a change of control by reason of share purchases by the corporation and, after such share purchases by the corporation, any person becomes the beneficial owner of any additional voting securities of the corporation at any time that the person is or thereby becomes the beneficial owner of voting securities representing 30% or more of the voting power of the voting securities of the corporation then outstanding (other than voting securities acquired solely as a result of corporate action of the corporation caused, directly or indirectly, by such person), then a change of control shall be deemed to have occurred.

               (ii) If the board of directors of the corporation determines in good faith that a change of control, as defined pursuant to the foregoing provisions of this paragraph (b), has occurred inadvertently, and the acquiring person divests as promptly as practicable a sufficient number of voting securities so that there would no longer be a change of control, as defined pursuant to the foregoing provisions of this paragraph (b), then a change of control shall not be deemed to have occurred.

          (c) In any determination under (a), the burden of proof is on the corporation to prove by clear and convincing evidence that indemnification under Section 1 or 2 of this Article should not be allowed.

          (d) A written determination as to a director's, officer's or employee's indemnification under Sections 1 or 2 of this Article shall be submitted to both the corporation and the director, officer or employee within 60 days of the selection made under (a).

          (e) The corporation shall pay all expenses incurred by the director, officer or employee in the determination process under (a).

     Section 5. The corporation may purchase and maintain insurance on behalf of any individual who is a director, officer or employee of the corporation against liability asserted against or incurred by the individual in his or her capacity as a director, officer or employee, regardless of whether the corporation is required or authorized to indemnify or allow expenses to the individual against the same liability under Sections 1 or 2 of this Article.


                             Exhibit 3(b) - Page 12

     Section 6. The provisions of this Article shall be applicable to all proceedings commenced after its adoption, whether such arise out of events, acts, omissions or circumstances which occurred or existed prior or subsequent to such adoption, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such person. This Article shall be deemed to grant each person who is entitled to indemnification hereunder rights against the corporation to enforce the provisions of this Article, and any repeal or other modification of this Article or any repeal or modification of the Wisconsin Business Corporation Law or any other applicable law shall not limit any rights of indemnification then existing or arising out of events, acts, omissions, circumstances occurring or existing prior to such repeal or modification, including, without limitation, the right to indemnification for proceedings commenced after such repeal or modification to enforce this Article with regard to acts, omissions, events or circumstances occurring or existing prior to such repeal or modification.


                             Exhibit 3(b) - Page 13