Form 10-K
period 2003-12-31
LADISH CO INC
filed 2004-02-25
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-K

_________________

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 0-23539

Ladish Co., Inc.
( Exact name of registrant as specified in its charter )

Wisconsin	31-1145953
( State of Incorporation )	( I.R.S. Employer Identification No. )
5481 S. Packard Avenue
Cudahy, Wisconsin	53110
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code (414) 747-2611

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common stock, $0.01 par value	Nasdaq

_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No X

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $33,772,464 as of June 30, 2003.

13,023,393
(Number of Shares of common stock outstanding as of February 24, 2004)

(Continued on reverse side)

(Continued from cover page)

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Documents*	Portions of Documents are Incorporated
Proxy Statement for 2004 Annual	Part III, Item 10. Directors and Executive Officers of the
Meeting of Stockholders	Registrant
Part III, Item 11. Executive Compensation
Part III, Item 12. Security Ownership of Certain Beneficial
Owners and Management
Part III, Item 13. Certain Relationships and Related
Transactions
Part III, Item 14. Principal Accountant Fees and Services

* Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

PART 1

Item 1.  Business

General

Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 94% of the Company’s 2003 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 31% of the Company’s 2003 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

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

	Years Ended December 31,
	2001		2002		2003
	(Dollars in millions)
Jet Engine Components	$181	72%	$139	74%	$133	74%
Aerospace Components	53	21%	38	20%	36	20%
General Industrial Components	18	7%	12	6%	11	6%

Total	$252	100%	$189	100%	$180	100%

Manufacturing

Ladish offers one of the most complete ranges of forging, investment casting and precision machining services in the world. The Company employs all major forging processes, including open and closed-die hammer and press forgings, as well as ring-rolling, and also produces near-net shape aerospace components through isothermal forging and hot-die forging techniques. Closed-die forging involves hammering or pressing heated metal into the required shape and size by utilizing machined impressions in specially prepared dies which exert three-dimensional control on the heated metal. Open-die forging involves the hammering or pressing of metal into the required shape without such three-dimensional control, and ring-rolling involves rotating heated metal rings through presses to produce the desired shape. Investment casting involves the creation of precise wax molds which are dipped, autoclaved and cast to create near-net components for the aerospace industry.

Much of the Company’s business is capital intensive, requiring large and sophisticated forging, casting and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer and largest ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish’s 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Much of the equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

Marketing and Sales

The product sales force, consisting primarily of sales engineers, is supported by the Company’s metallurgical staff of engineers and technicians. These technically trained sales engineers, organized along product line and customer groupings, work with customers on an ongoing basis to monitor competitive trends and technological innovations. Additionally, sales engineers consult with customers regarding potential projects and product development opportunities. During the past few years, the Company has refocused its marketing efforts on the jet engine components market and the commercial aerospace industry.

The Company is actively involved with key customers in joint cooperative research and development, engineering, quality control, just-in-time inventory control and computerized process modeling programs. The Company has entered into strategic contracts for a number of sole-sourced products with each of Rolls-Royce, Sikorsky and Snecma for major programs. The Company believes that these contracts are a reflection of the aerospace and industrial markets’ recognition of the Company’s manufacturing and technical expertise.

The research and development of jet engine components is actively supported by the Company’s Advanced Materials and Process Technology Group. The Company’s long-standing commitment to research and development is evidenced by its industry-recognized materials and process advancements such as processing aluminum-lithium, Udimet 720 and titanium aluminides. The experienced staff and fully equipped research facilities support Ladish sales through customer-funded projects. Management believes that these research efforts position the Company to participate in future growth in demand for critical advanced jet engine components.

Customers

The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 52%, 55% and 56% of the Company’s revenues in 2001, 2002 and 2003, respectively. Net sales to Rolls-Royce were 28%, 28% and 26%, United Technologies 15%, 16% and 18% and General Electric 9%, 11% and 12% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s sales.

Caterpillar, Volvo, Techspace Aero and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.

Exports accounted for approximately 49%, 50% and 48% of total Company net sales in 2001, 2002 and 2003, respectively. Exports to England constituted approximately 21%, 26% and 23%, respectively in the above years, of total Company net sales.

A substantial portion of the Company’s revenues is derived from long-term, fixed price contracts with major engine and aircraft manufacturers. These contracts are typically “requirements” contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. The Company attempts to minimize its risk by entering into fixed-price contracts with its raw material suppliers. Additionally, a portion of the Company’s revenue is directly or indirectly related to government spending, particularly military and space program spending.

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.7 million, $3.5 million and $3.6 million on applied research and development work during 2001, 2002 and 2003, respectively. Customers reimbursed the Company for $1.5 million, $2.0 million and $2.0 million of research and development expenses in 2001, 2002 and 2003, respectively.

Patents and Trademarks

Although the Company owns patents covering certain of its processes, the Company does not consider these patents to be of material importance to the Company’s business as a whole. The Company considers certain other information that it owns to be trade secrets and the Company takes measures to protect the confidentiality and control the disclosure and use of such information. The Company believes that these safeguards adequately protect its proprietary rights and the Company vigorously defends these rights.

The Company owns or has obtained licenses for various trademarks, trademark registrations, service marks, service mark registrations, trade names, copyrights, copyright registrations, patent applications, inventions, know-how, trade secrets, confidential information and any other intellectual property that is necessary for the conduct of its business (collectively, “Intellectual Property”). The Company is not aware of any existing or threatened patent infringement claim (or of any facts that would reasonably be expected to result in any such claim) or any other existing or threatened challenge by any third party that would significantly limit the rights of the Company with respect to any such Intellectual Property or to the validity or scope of any such Intellectual Property. The Company has no pending claim against a third party with respect to the infringement by such third party of any such Intellectual Property that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s financial condition or results of operations. While the Company considers all of its proprietary rights as a whole to be important, the Company does not consider any single right to be essential to its operations as a whole.

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

The Company’s most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Special Metals Corporation and Allegheny Technologies. Its principal suppliers of titanium alloys are Titanium Metals Corporation of America, Allegheny Technologies and RTI International. The Company typically has fixed-price contracts with its suppliers.

In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which are reducing overall lead times and the total cost of raw materials.

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The rapidly fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company’s 2003 results and are likely to have a similar effect in 2004. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $242 million, $195 million and $219 million as of December 31, 2001, 2002 and 2003, respectively. The Company’s backlog declined by approximately 20% following the terrorist attacks on September 11, 2001. Following these terrorist attacks, the commercial aerospace market experienced a significant downturn worldwide which reduced the backlog at December 31, 2001. The global commercial aerospace market continued to soften in 2002 and the first half of 2003. The Company’s backlog experienced an upward trend in the second half of 2003.

Competition

The sale of metal components is highly competitive. Certain of the Company’s competitors are larger than the Company and have substantially greater capital resources. Although the Company is the sole supplier on several sophisticated components required by prime contractors under a number of governmental programs, many of the Company’s products could be replaced with other similar products of its competitors. However, the significant investment in tooling, the time required and the cost of obtaining the status of a “certified supplier” are barriers to entry. Competition is based on quality (including advanced engineering and manufacturing capability), price and the ability to meet delivery requirements.

Environmental, Health and Safety Matters

The Company’s operations are subject to many federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company’s operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Management believes that the Company is presently in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental, workplace health or safety requirements. However, additional costs and liabilities may be incurred to comply with current and future requirements which could have a material adverse effect on the Company’s results of operations or financial condition.

There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company’s financial position or results of operations. All of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company was previously named a potentially responsible party at several “Superfund” sites. The Company’s liability with respect to these sites has largely been resolved. Although the Company does not believe that the amount for which it may be held liable for any further administrative or wrap-up expense will exceed the amount it has reserved of approximately $0.14 million for such loss, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected.

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

Forward Looking Statements

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

• Market conditions and demand for the Company's products	• Competition
• Interest rates and capital costs	• Technologies
• Impact upon the commercial aerospace industry from the September 11, 2001	• Raw material and
terrorist attacks and any future terrorist activity	energy prices
• Unstable governments and business conditions in emerging economies	• Taxes
• Legal, regulatory and environmental issues

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Employees

As of December 31, 2003, the Company had approximately 1,030 employees, of whom 760 were engaged in manufacturing functions, 70 in executive and administrative functions, 160 in technical functions, and 40 in sales and sales support. At such date, approximately 540 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements.

Union	Expiration Date	Number of Employees Represented by Collective Bargaining Agreement
International Association of Machinists & Aerospace	February 26, 2006	202
Workers, Local 1862
International Brotherhood of Boilermakers, Iron Ship	October 1, 2006	143
Builders, Blacksmiths, Forgers & Helpers,
Subordinate Lodge 1509
International Federation of Professional & Technical	August 20, 2006	87
Engineers, Technical Group, Local 92
International Association of Machinists & Aerospace	March 26, 2006	55
Workers, Die Sinkers, Local 140
Office & Professional Employees International Union,	July 4, 2004	23
Clerical Group, Local 35
International Brotherhood of Electrical Workers, Local	November 12, 2006	23
662
Service Employees International, Local 150	April 24, 2006	4

Executive Officers of the Company

Name	Age	Position
Kerry L. Woody	52	President & CEO and Director
Wayne E. Larsen	49	Vice President Law/Finance & Secretary
Gene E. Bunge	58	Vice President, Engineering
George Groppi	55	Vice President, Quality & Metallurgy
David L. Provan	54	Vice President, Materials Management
Gary J. Vroman	44	Vice President, Sales & Marketing
Lawrence C. Hammond	56	Vice President, Human Resources
Randy B. Turner	54	President - Pacific Cast Technologies, Inc. ("PCT")

Item 2.  Properties

The following table sets forth the location and size of the Company’s three facilities:

	Approximate Acreage	Approximate Square Footage
Cudahy, Wisconsin	184.5	1,650,000
Windsor, Connecticut	8.2	25,000
Albany, Oregon	14.0	110,000

The above facilities are owned by the Company.

The Company believes that its facilities are well maintained, are suitable to support the Company’s business and are adequate for the Company’s present and anticipated needs. While the rate of utilization of the Company’s manufacturing equipment is not uniform, the Company estimates that its facilities overall are currently operating at approximately 60% of capacity.

The principal executive offices of the Company are located at 5481 South Packard Avenue, Cudahy, Wisconsin 53110. Its telephone number at such address is (414) 747-2611.

Item 3.  Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in forty-eight (48) asbestos cases in Mississippi and two (2) asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from thirty-two (32) of the cases in Mississippi and one (1) case in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

A purported stockholder of the Company filed a putative class action, Dean v. Ladish Co., Inc., et. al., Case No. 03-C-0165, in the United States District Court for the Eastern District of Wisconsin, on February 28, 2003, against the Company and two Company officers. The complaint includes claims under the federal securities laws and state common law, and seeks damages for stockholders who purchased the common stock of the Company between March 10, 1998 and September 27, 2002. The complaint’s allegations, which the Company intends to dispute, are based primarily on accounting issues relating to the Company’s restatement in 2002. The Company has notified its insurance carrier of the claim, retained legal counsel and is vigorously defending the claim. The Company has not made any provision for potential costs or losses, if any, which may arise from this claim.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.

The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2001, 2002 and 2003. At December 31, 2003 there were an estimated 1,200 beneficial holders of the Company’s common stock.

	Year Ended December 31, 2001		Year Ended December 31, 2002		Year Ended December 31, 2003
	High	Low	High	Low	High	Low
First quarter	$13.38	$10.00	$11.15	$8.75	$8.35	$4.45
Second quarter	$15.70	$10.02	$12.20	$9.53	$7.02	$4.40
Third quarter	$16.20	$7.10	$12.46	$6.02	$7.33	$5.60
Fourth quarter	$11.72	$7.26	$8.45	$5.10	$8.27	$6.12

The Company has not paid cash dividends and currently intends to retain all its earnings to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data of the Company for each of the last five fiscal years are set forth below.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	(Dollars in thousands, except income per share)
INCOME STATEMENT DATA	1999	2000	2001	2002	2003
Net sales	$170,241	$230,148	$252,417	$188,544	$179,927
Income from operations	11,990	22,752	22,759	3,296	1,204
Interest expense	810	2,017	2,047	1,867	2,217
Net income	28,495	12,650	13,129	1,631	19
Basic earnings per share	2.08	0.97	1.01	0.13	0.00
Diluted earnings per share	1.96	0.92	1.00	0.12	0.00
Dividends paid	--	--	--	--	--
Shares used to compute earnings per share
Basic	13,715,555	13,075,188	12,944,545	13,002,224	13,023,393
Diluted	14,513,261	13,681,904	13,154,528	13,113,203	13,057,703
	Year Ended December 31,
BALANCE SHEET DATA	1999	2000	2001	2002	2003
Total assets	$196,253	$234,527	$232,670	$225,810	$216,642
Net working capital	43,518	41,459	65,175	63,143	55,395
Total debt	--	25,000	30,000	30,000	30,000
Stockholders' equity	110,137	115,902	126,337	118,369	116,723

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Coming out of a down cycle in 2002, the Company recognized 2003 would be a challenging year as the commercial aerospace industry had yet to reach a trough, the Company was faced with six expiring labor agreements and is part of an industry with excess capacity. The keys for Ladish in 2003 were to generate positive cash flow, reduce operating costs in order to enhance its competitive market position and avoid any damaging work stoppage at its Wisconsin facility. In order to generate cash, the Company focused on reducing its working capital requirements and tightly controlled capital expenditures. These efforts enabled Ladish to generate approximately $2.0 million of cash flow in 2003. Operating costs were lowered in 2003 by the reduction of forty-seven employees, largely through retirement and attrition. In addition, the Company also significantly reduced its costs through flexible scheduling and mandating business-wide shutdowns at different periods. The Company successfully negotiated six new labor agreements at its Wisconsin facility without any disruption of production. These new labor agreements provide the Company with new flexibility in operations and provide savings from reduced cost of employee benefits.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In the year ended December 31, 2003, the Company experienced a 4.6% reduction in sales from 2002. The downturn in sales is largely attributable to the continued softening of the commercial aerospace industry. The weakness in the commercial sector was partially offset by increased sales of products destined for usage by the United States government. Sales to the United States government, primarily for defense, accounted for 31% of Company sales in 2003 in comparison to 19% of sales in 2001 and 2002. Cost of sales in 2003 was 94.5% of sales in comparison to 93.4% in 2002. The 1.1% increase in cost of sales is due to unabsorbed fixed costs on reduced sales and a reduction of pension credit in 2003. Gross profit was $9.928 million or 5.5% of sales in 2003 in contrast to $12.381 million or 6.6% of sales in 2002. The percentage reduction of gross profit, like cost of sales, is due to underabsorbed fixed costs and lower pension credit.

Selling, general and administrative (“SG&A”) expenses in fiscal 2003 of $8.724 million, 4.8% of sales, compares to $9.085 million, 4.8% of sales, in 2002. SG&A expenses in 2003 were negatively impacted by $1.0 million of nonrecurring proxy expenses and unusually high legal expenses, partially offset by a $1.25 million refund of excise taxes received in the first quarter of 2003. In addition, SG&A expenses in 2002 were reduced $0.305 million by the application of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) on the variable pricing portion of the Company’s stock options.

The Company incurred interest expense of $2.22 million in 2003 in comparison to $1.87 million in 2002. Outstanding debt of $30 million was the same for 2003 and 2002. The difference in interest expense is due to the Company’s capitalization of interest in connection with the construction of plant and equipment. The following table reflects the Company’s treatment of interest for the years 2001, 2002 and 2003.

(Dollars in millions)	2001	2002	2003
Interest Expensed	$2.047	$1.867	$2.217
Interest Capitalized	--	0.442	0.066

Total	$2.047	$2.309	$2.283

The year 2003 resulted in a pretax loss of $0.947 million versus a pretax profit of $1.68 million in 2002. The pretax loss in 2003 is due to the decline in sales volume which resulted in underabsorbed fixed costs, pricing pressures from the Company’s customers, unusually high legal and administrative expenses associated with the proxy contest, an inventory charge at the Connecticut machining facility and a charge related to an early retirement incentive program offered in 2003. The foregoing costs were somewhat offset by the excise tax refund which flowed through SG&A expenses and improved pretax income. Pretax income in 2003 also declined from the 2002 level due to the reduction of pension credit in 2003 to $3.7 million from the $6.0 million of pension credit recognized in 2002. The pension credit arises from the method required by accounting rules for amortizing significant gains related to pension fund assets and pension fund obligations occurring in prior years.

The Company recorded an income tax benefit of $0.966 million in 2003 reflecting a 102% effective rate in comparison to the $0.049 million provision in 2002. The variation in the tax rates in 2003 from a statutory rate is due to the impact of the Extra-Territorial Income Exclusion credit associated with the Company’s foreign sales and the reversal of an accrual related to prior years’ state income taxes. See note 7 to the financial statements.

The December 31, 2003 contract backlog at the Company was $218.9 million, a $23.8 million increase over the December 31, 2002 backlog. The increase in backlog is due to the fact that the Company booked $205.6 million in new orders in 2003 in comparison to the $142.1 million of new orders booked in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For the year ended December 31, 2002, the Company had net sales of $188.5 million which reflects a 25% decrease from the $252.4 million of sales in 2001. This downturn in sales resulted from the continued weakness in the global aerospace market. The downturn in the Company’s principal markets began with the terrorist attacks on September 11, 2001, expanded during 2002 and continues to negatively impact sales in 2003. Gross profit in 2002 of $12.4 million, or 6.6% of sales, is a significant reduction from the $33.8 million of 2001 gross profit, 13.4% of sales. The decline in gross profitability was largely due to the underabsorption of the Company’s fixed costs as sales decreased. In addition, many of the Company’s customers utilized the decline in demand as an opportunity to demand price concessions which further eroded the Company’s profit margins.

SG&A expenses in fiscal 2002 were $9.1 million in contrast to $11.1 million in 2001. The overall decrease in SG&A expenses in 2002 reflects in part the Company’s cost reduction efforts in response to declining sales.

Interest expense in 2002 was relatively flat when compared to 2001, $1.9 million versus $2.0 million, respectively. The interest expense in both years is related to the Company’s $30 million of long-term notes which bear interest at a fixed rate of 7.19% per annum. The Company did not have any indebtedness outstanding at the end of either year under the senior credit facility.

Pretax income for 2002 was $1.68 million, or approximately 1% of sales, in comparison to $20.52 million, 8% of sales, in 2001. The decline in pretax profitability on an overall basis and as a percentage of sales is due to the combination of reduced sales to the commercial aerospace industry, the resultant underabsorption of fixed costs and the pricing pressures exerted by the Company’s customers. The Company was also negatively impacted in 2002 by an inventory charge at the Connecticut facility of approximately $0.9 million and approximately $0.3 million of accounting and legal fees associated with the restatement of the Company’s financial statements for 1999, 2000 and 2001. Pretax income in 2002 did benefit from a $6.0 million pension credit compared to the $7.9 million pension credit in 2001, and from a $0.78 million refund of import duty on raw material.

The 2002 income tax provision of $0.049 million reflects an effective rate of 2.9% vs. the statutory rate of 35% due primarily to the benefit of the Extra-Territorial Income Exclusion. See note 7 to the financial statements.

The Company’s contract backlog at December 31, 2002 was $195 million in contrast to backlog of $242 million at the end of 2001. The decline in backlog is a reflection of the overall state of the commercial aerospace industry and a focus within the supply chain to reduce inventory and working capital through shortened leadtimes for orders.

Liquidity and Capital Resources

On April 13, 2001, the Company and a group of lenders entered into an amended and restated credit facility (the “Facility”). The Facility was comprised of a $16 million term facility with a three-year maturity and a $39 million revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

On July 20, 2001, the Company sold $30 million of senior notes (“Senior Notes”) in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The first amortization payment of $6 million is scheduled to be made July 20, 2004. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the Facility and for working capital purposes.

In conjunction with the private placement of the Senior Notes, the Company and the lenders in the Facility amended the Facility on July 17, 2001 (the “Amended Facility”). The Amended Facility consisted of a maximum of $50 million revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. The Company and the lenders entered into an additional amendment to the Amended Facility on April 12, 2002 in order to allow one lender to withdraw and to reduce the maximum size of the revolving line of credit to $45 million. On December 31, 2002, the Company and the lenders further modified the Amended Facility by reducing the maximum line of revolving credit to $25 million with a variable interest rate based upon the Company’s operating performance. As of December 31, 2003, the interest rate on the Amended Facility was LIBOR plus 1.50%. As of December 31, 2003, $11.6 million was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of December 31, 2003.

Under the common stock repurchase program (the “Program”) authorized by the Company’s Board of Directors in 1998, the Company has repurchased a total of 2,822,235 shares, or share equivalents, of its common stock out of the 3,500,000 shares authorized by the Board of Directors under the Program. The Company has funded the Program with approximately $19.5 million of cash generated from operations.

There were 32,076 warrants outstanding and exercisable at December 31, 2002 and 2003. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The warrants expire in 2005.

In 2003, the Company elected to redeem the 1998 Rights Agreement which granted certain rights to the stockholders of the Company to purchase additional shares of common stock of the Company in the event of an unfriendly takeover attempt. The Company’s stockholders received the redemption price of $0.01 per share, or approximately $0.13 million in total for the redemption, which was recorded as a reduction of paid-in capital.

Inflation has not had a material effect upon the Company during the period covered by this report. Given the products manufactured by the Company and the raw materials used therein, the Company does not anticipate any significant impact from inflation in the foreseeable future.

Contractual Obligations Table
(Dollars in Thousands)

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (1)	$6,000	$12,000	$12,000	$0
Capital Lease	$0	$0	$0	$0
Operating Lease	$160	$270	$212	$0
Purchase Obligations (2)	$55,600	$52,800	$0	$0
Other Long-Term Obligations:
Pensions (3)	$4,837	$4,355	$0	$0
Post-Retirement Benefits (4)	$3,500	$5,900	$8,400	$22,000

(1)	The Company expects to fund the payment of long-term debt through the use of cash on hand, cash generated from operation, the reduction of working capital and, if necessary, through access to the Amended Facility.
(2)	The purchase obligations relate primarily to raw material for the Company’s products along with commitments for energy supplies.
(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2004 and 2005. There are no calculations beyond 2005.
(4)	The Company’s actual cash expenditures for Post-Retirement Benefits has declined by an average of more than 10% per year since 2000. Given the demographics of the Company’s retirement population, the Company expects this trend to continue.

Critical Accounting Policies

Deferred Income Taxes

The Company has net deferred income tax assets totaling $29.5 million. The realization of these assets over time is dependent upon the Company generating sufficient taxable income in future periods.

The Company has net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 and 2003. These NOLs are available to the Company to reduce future taxable income. The net realizable value of the related tax benefit of the NOLs is approximately $14.98 million as of December 31, 2003.

The amount of the NOL carryforwards used through December 31, 2003 total $18.6 million of the Pre-Reorganization NOLs and $44.8 million of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2003 total $15 million of Pre-Reorganization NOLs, $4.3 million of Post-Reorganization NOLs and $18.1 million of NOLs generated in 2002 and 2003. Wisconsin NOL carryforwards remaining as of December 31, 2003 total $8 million of Pre-Reorganization NOLs, $10.9 million of Post-Reorganization NOLs and $11.7 million of NOLs generated in 2002 and 2003.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11.9 million annually. To the extent less than $11.9 million is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2.1 million. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs expire in 2008 and the Post-Reorganization NOLs expire in years 2008 through 2010. There is no limitation on the usage of the NOLs generated in 2002 and 2003 and these NOLs expire in 2022 and 2023, respectively.

Statement of Financial Accounting Standards No. 109 requires establishment of a valuation allowance for all or a part of the NOLs unless it is more likely than not that sufficient taxable income will be generated in future periods to utilize the NOLs before they expire. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

Pensions

The Company has noncontributory defined benefit pension plans (“Plans”) covering a majority of its employees. The Company contributed $1.455 million to the Plans in 2003 and intends to contribute $4.837 million and $4.355 million to the Plans in 2004 and 2005, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions and, if necessary, from the Amended Facility. No calculation has been made for payments into the Plans beyond 2005.

The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The Plans hold no shares of the Company’s common stock. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is on discount rate. For funding purposes, the Company’s independent actuaries assume an annual long-term rate of return on Plan assets of 9.25%. For the ten-year period ending December 31, 2003, the Company experienced an annual rate of return on Plan assets of 9.80%.

Goodwill

The goodwill of $9.1 million included in other assets on the Company’s balance sheets represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. The Company’s assessment of fair value takes into account a number of factors including EBITDA multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. The Company tests the goodwill for impairment at least annually by fair value impairment testing. No impairments were recognized in 2002 or 2003.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 13, 2002 the Company appointed Deloitte & Touche LLP (“D&T”) as its independent auditors due to the demise of the Company’s former independent auditors, Arthur Andersen, LLP. On August 19, 2002 D&T resigned as the independent auditors of the Company. D&T attributed the resignation to a disagreement with the Company over the Company’s prior accounting for net operating losses and a valuation reserve. The Company’s Audit Committee did not discuss this disagreement with D&T. D&T did not issue a report on the Company’s financial statements. The Company authorized D&T to respond fully to the inquiries of any successor auditor concerning the subject matter of the disagreement. On September 9, 2003 the Company appointed KPMG LLP as its independent auditors.

KPMG LLP have been the auditors of the accounts of the Company for the fiscal year ended December 31, 2003. It is anticipated that representatives of KPMG LLP will be present at the 2004 Annual Meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions raised at the 2004 Annual Meeting or submitted to them in writing before the 2004 Annual Meeting.

KPMG LLP has informed the Company that it does not have any direct financial interest in the Company and that it has not had any direct connection with the Company in the capacity of promoter, underwriter, director, officer or employee.

As is customary, auditors for the current fiscal year will be appointed by the Audit Committee and ratified by the Board of Directors at their meeting immediately following the 2004 Annual Meeting.

Item 9.A.  Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report. Based on that evaluation, management believes that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain information called for by this Item is incorporated herein by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Nominating Committee” in the Proxy Statement for the 2004 Annual Meeting of Stockholders.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	63
James C. Hill	56
Leon A. Kranz	64
J. Robert Peart	41
Bradford T. Whitmore	46
Kerry L. Woody	52

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 63. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi’s principal occupation is investments.

Gene E. Bunge, 58. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1968. He has a B.S.E.E. from the Milwaukee School of Engineering.

George Groppi, 55. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of Production Control and in June 1999 assumed the position of Manager of Quality & Metallurgy. Mr. Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 56. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

James C. Hill, 56. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997.

Leon A. Kranz, 64. Director since 2001. Mr. Kranz is President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he has held for more than ten years.

Wayne E. Larsen, 49. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges and the South Shore YMCA of Milwaukee. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

David L. Provan, 54. Mr. Provan has served as Vice President, Materials Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor’s Degree in Business Administration from the University of Wisconsin-Parkside.

J. Robert Peart, 41. Director since 2003. Mr. Peart is Managing Director for Guggenheim Aviation Partners, LLC, a private investment concern. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern.

Bradford T. Whitmore, 46. Director since 2003. Mr. Whitmore is Managing Director of Grace Brothers, Limited, a private investment company, a position he has held for more than ten years. He is also a Director of Sunterra Corporation.

Randy B. Turner, 54. Mr. Turner has served as President of Pacific Cast Technologies, Inc. (“PCT”) since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 44. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 52. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a Director of Vilter Manufacturing Co., Milwaukee Lutheran College and Milwaukee School of Engineering. Mr. Woody has a B.S. in Engineering from Milliken University.

The Company’s ethics code is reflected in its policies addressing i) conflict of interest, ii) compliance with antitrust laws, iii) improper payments, iv) falsification of records, and v) insider trading. These policies apply to all Company employees including the principal executive officer, the principal financial officer, controller and members of the Board of Directors. On an annual basis, the Company requires its key management personnel to certify their review and compliance with these policies. A copy of the policies was filed as an exhibit to the Form 10-K on March 25, 2003.

Item 11.  Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Executive Compensation and Other Matters,” “The Stock Option Plan,” “Pension Benefits,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation and Stock Option Committee Report,” and “Total Shareholder Return” of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is incorporated herein by reference to the sections entitled “Voting Securities and Stockholders” and “The Stock Option Plan” of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

The information called for by this Item is incorporated herein by reference to the section entitled “Certain Relationships” of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information called for by this Item is incorporated by reference to the section entitled “Audit Committee” of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits. See the accompanying index to exhibits on page X-1 which is part of this report.

Financial Statements. See the accompanying index to financial statements and schedules on page F-1 which is a part of this report.

Reports on Form 8-K. The Company filed the following reports on Form 8-K during the fourth quarter of 2003:

A Form 8-K dated October 16, 2003 was furnished by the Company announcing financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADISH CO., INC.
By: /s/ Wayne E. Larsen
Wayne E. Larsen
February 24, 2004	Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive Officer	February 20, 2004
Kerry L. Woody	(Principal Executive Officer),
Director
/s/ Wayne E. Larsen	Vice President Law/Finance &	February 20, 2004
Wayne E. Larsen	Secretary (Principal Financial and
Accounting Officer)
/s/ Lawrence W. Bianchi	Director	February 24, 2004
Lawrence W. Bianchi
/s/ James C. Hill	Director	February 17, 2004
James C. Hill
/s/ Leon A. Kranz	Director	February 24, 2004
Leon A. Kranz
/s/ J. Robert Peart	Director	February 24, 2004
J. Robert Peart
/s/ Bradford T. Whitmore	Director	February 20, 2004
Bradford T. Whitmore

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report	F-2
Consolidated Balance Sheets as of
December 31, 2002 and 2003	F-3
Consolidated Statements of Operations for the
years ended December 31, 2001, 2002 and 2003	F-5
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2001, 2002 and 2003	F-6
Consolidated Statements of Cash Flows for the years
ended December 31, 2001, 2002 and 2003	F-7
Notes to Consolidated Financial Statements	F-8

Independent Auditors’ Report

To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc., a Wisconsin corporation, and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2(f) to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Milwaukee, Wisconsin
January 29, 2004

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2002 and 2003
(Dollars in Thousands Except Share Data)

Assets	2002	2003
Current Assets:
Cash and Cash Equivalents	$8,959	$10,981
Accounts Receivable, Less Allowance of $191	32,237	29,683
Inventories	45,849	43,845
Deferred Income Taxes	5,764	4,946
Prepaid Expenses and Other Current Assets	664	1,376

Total Current Assets	93,473	90,831
Property, Plant and Equipment:
Land and Improvements	4,828	4,935
Buildings and Improvements	35,166	35,232
Machinery and Equipment	151,364	156,992
Construction in Progress	9,374	5,575

	200,732	202,734
Less Accumulated Depreciation	(102,240)	(112,743)

Net Property, Plant and Equipment	98,492	89,991
Deferred Income Taxes	23,023	24,568
Other Assets	10,822	11,252

Total Assets	$225,810	$216,642

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2002 and 2003
(Dollars in Thousands Except Share Data)

Liabilities and Stockholders' Equity	2002	2003
Current Liabilities:
Accounts Payable	$17,134	$13,205
Senior Notes	--	6,000
Accrued Liabilities:
Pensions	1,792	4,837
Postretirement Benefits	4,744	3,848
Wages and Salaries	3,343	3,050
Taxes, Other Than Income Taxes	365	334
Interest	981	961
Paid Progress Billings	571	1,600
Other	1,400	1,601

Total Current Liabilities	30,330	35,436
Long-Term Liabilities:
Senior Notes	30,000	24,000
Pensions	7,166	1,175
Postretirement Benefits	36,312	35,963
Officers' Deferred Compensation	3,035	3,108
Other Noncurrent Liabilities	598	237

Total Liabilities	107,441	99,919
Stockholders' Equity:
Common Stock-Authorized 100,000,000, Issued
14,573,515 Shares of $.01 Par Value	146	146
Additional Paid-In Capital	109,769	109,639
Retained Earnings	29,606	29,625
Treasury Stock, 1,550,122 Shares of Common Stock, at Cost	(11,349)	(11,349)
Additional Minimum Pension Liability	(9,803)	(11,338)

Total Stockholders' Equity	118,369	116,723

Total Liabilities and Stockholders' Equity	$225,810	$216,642

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2001	2002	2003
Net Sales	$252,417	$188,544	$179,927
Cost of Sales	218,606	176,163	169,999

Gross Profit	33,811	12,381	9,928
Selling, General and Administrative Expenses	11,052	9,085	8,724

Income from Operations	22,759	3,296	1,204
Other (Income) Expense:
Interest Expense	2,047	1,867	2,217
Other, Net	197	(251)	(66)

Income (Loss) Before Income Tax Provision (Benefit)	20,515	1,680	(947)
Income Tax Provision (Benefit)	7,386	49	(966)

Net Income	$13,129	$1,631	$19

Earnings Per Share:
Basic	$1.01	$0.13	$0.00
Diluted	$1.00	$0.12	$0.00

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands Except Share Data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Additional Minimum Pension Liability	Total
Balance, December 31, 2000	14,573,515	$146	$113,004	$14,913	$(12,161)	$--	$115,902
Net Income	--	--	--	13,129	--	--	13,129
Issuance of Common Stock	--	--	--	(67)	466	--	399
Retirement of Warrants	--	--	(3,227)	--	--	--	(3,227)
Exercise of Stock Options	--	--	214	--	--	--	214
Retirement of Stock Options	--	--	(28)	--	--	--	(28)
Compensation Expense
Related to Stock Options	--	--	75	--	--	--	75
Additional Minimum Pension
Liability (Net of $84
Deferred Tax)	--	--	--	--	--	(127)	(127)

Balance, December 31, 2001	14,573,515	146	110,038	27,975	(11,695)	(127)	126,337
Net Income	--	--	--	1,631	--	--	1,631
Issuance of Common Stock	--	--	35	--	346	--	381
Exercise of Stock Options	--	--	1	--	--	--	1
Compensation Credit Related to
Stock Options	--	--	(305)	--	--	--	(305)
Additional Minimum Pension
Liability (Net of $6,452
Deferred Tax)	--	--	--	--	--	(9,676)	(9,676)

Balance, December 31, 2002	14,573,515	146	109,769	29,606	(11,349)	(9,803)	118,369

Net Income	--	--	--	19	--	--	19
Stockholders' Rights Redemption
	--	--	(130)	--	--	--	(130)
Additional Minimum Pension
Liability (Net of $1,022
Deferred Tax)	--	--	--	--	--	(1,535)	(1,535)

Balance, December 31, 2003	14,573,515	$146	$109,639	$29,625	$(11,349)	$(11,338)	$116,723

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net Income	$13,129	$1,631	$19
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for)
Operating Activities:
Depreciation	14,197	15,092	12,596
Amortization	537	--	--
Charge in Lieu of Taxes Related to Goodwill	66	66	40
Tax Effect Related to Stock Options	233	1	--
Deferred Income Taxes	6,824	584	(935)
Non-Cash Compensation Related to Stock Options	75	(305)	--
Loss (Gain) on Disposal of Property, Plant and Equipment	240	(27)	49
Changes in Assets and Liabilities:
Accounts Receivable	896	5,482	2,554
Inventories	1,883	7,210	2,004
Other Assets	(3,404)	(5,276)	(974)
Accounts Payable and Accrued Liabilities	(10,737)	(5,513)	(894)
Other Liabilities	(6,728)	(3,055)	(8,163)

Net Cash Provided by Operating Activities	17,211	15,890	6,296

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(18,958)	(11,475)	(4,259)
Proceeds from Sale of Property, Plant and Equipment	63	201	115

Net Cash Used in Investing Activities	(18,895)	(11,274)	(4,144)

Cash Flows from Financing Activities:
Repayment of Senior Debt	(25,000)	--	--
Proceeds from Senior Notes	30,000	--	--
Issuance of Common Stock	399	381	--
Retirement of Warrants	(3,227)	--	--
Repurchase of Common Stock	(47)	--	--
Stockholders' Rights Redemption	--	--	(130)

Net Cash Provided by (Used In) Financing Activities	2,125	381	(130)

Increase in Cash and Cash Equivalents	441	4,997	2,022
Cash and Cash Equivalents, Beginning of Period	3,521	3,962	8,959

Cash and Cash Equivalents, End of Period	$3,962	$8,959	$10,981

Supplemental Cash Flow Information:
Income Taxes Paid (Refunded)	$875	$(165)	$(134)
Interest Paid	$1,385	$1,824	$2,173

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

(1)	Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Albany, Oregon produces cast metal components and its site in Windsor, Connecticut is a finished machining operation. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 72%, 21% and 7% in 2001, 74%, 20% and 6% in 2002 and 74%, 20% and 6% in 2003, respectively, of total Company net sales.

In 2001, 2002 and 2003, the Company had three customers that collectively accounted for approximately 52%, 55% and 56%, respectively, of total Company net sales. Net sales to Rolls-Royce were 28%, 28% and 26%, United Technologies 15%, 16% and 18% and General Electric 9%, 11% and 12% of total Company net sales for the respective years.

Exports accounted for approximately 49%, 50% and 48% of total Company net sales in 2001, 2002 and 2003, respectively, with exports to England constituting approximately 21%, 26% and 23%, respectively, of total Company net sales.

As of December 31, 2003, approximately 52% of the Company’s employees were represented by one of seven collective bargaining units. New collective bargaining agreements were signed with six of these units during the year 2003.

(2)	Summary of Significant Accounting Policies

(a)	Consolidation

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

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $1,537 and $2,889 as of December 31, 2002 and 2003, respectively.

(d)	Inventories

Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.

        Inventories for the years ended December 31, 2002 and 2003 consist of the following:

	December 31,
	2002	2003
Raw Materials	$10,235	$6,761
Work-in-Process and Finished	36,567	40,992

	46,802	47,753
Less Progress Payments	(953)	(3,908)

Total Inventories	$45,849	$43,845

(e)	Property, Plant and Equipment

Additions to property, plant, and equipment are recorded at cost. Tooling costs, along with normal repairs and maintenance, are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Land Improvements	39 years
Buildings and Improvements	39 years
Machinery and Equipment	5 to 12 years

Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is complete and the asset is available for use. Interest capitalization was $0, $442 and $66 in 2001, 2002 and 2003, respectively.

(f)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill, net, is included in other assets on the balance sheets. Goodwill amounted to $8,180 and $9,089 at December 31, 2002 and 2003, respectively. The goodwill increase is due to a book to tax difference on a prior acquisition. Prior to 2002, goodwill was amortized on a straight-line basis over 20 years. Amortization expense in 2001 was $490. SFAS No. 142 “Goodwill and Other Intangibles,” which was adopted on January 1, 2002, requires that goodwill no longer be amortized but instead that it be tested for impairment at least annually. No amortization expense was recorded in 2002 and 2003. The goodwill assets were subjected to fair value impairment tests in 2002 and 2003 and no impairments were recognized.

	Years Ended December 31,
	2001	2002	2003
Reported Net Income	$13,129	$1,631	$19
Add Back: Goodwill Amortization	490	--	--

Adjusted Net Income	$13,619	$1,631	$19
Basic Earnings Per Share:
Reported Net Income	$1.01	$0.13	$ 0.00
Goodwill Amortization	0.04	--	--

Adjusted Net Income	$1.05	$0.13	$0.00
Diluted Earnings Per Share:
Reported Net Income	$1.00	$0.12	$0.00
Goodwill Amortization	0.04	--	--

Adjusted Net Income	$1.04	$0.12	$0.00

(g)	Fair Values of Financial Instruments

The fair values of financial instruments (principally the Senior Notes) do not materially differ from their carrying values.

(h)	Revenue Recognition

Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the service has been provided, the sale price is determinable and collectibility is reasonably assured. This generally occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are generally recognized as a reduction of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability. The Company has reviewed SEC Staff Accounting Bulletin No. 104 and believes its revenue recognition policy to be in compliance with SAB 104.

(i)	Income Taxes

Deferred income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

(j)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results will likely differ from those estimates, but management believes such differences are not material.

(3)	Debt

Senior Debt

On April 13, 2001, the Company and a group of lenders entered into an amended and restated credit facility (the “Facility”). The Facility was comprised of a $16,000 term facility with a three-year maturity and a $39,000 revolving loan facility. The term facility bore interest at a rate of LIBOR plus 1.25% and the revolving loan facility bore interest at a rate of LIBOR plus 0.80%.

On July 20, 2001, the Company sold $30,000 of senior notes (“Senior Notes”) in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the Facility and for working capital purposes.

In conjunction with the private placement of the Senior Notes, the Company and the lenders in the Facility amended the Facility on July 17, 2001 (the “Amended Facility”). The Amended Facility consisted of a maximum $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. The Company and the lenders entered into an additional amendment to the Amended Facility on April 12, 2002 in order to allow one lender to withdraw and to reduce the maximum size of the revolving line of credit to $45,000. On December 31, 2002, the Company and the lenders further modified the Amended Facility by reducing the maximum line of revolving credit to $25,000 with a variable interest rate based upon the Company’s operating performance. At December 31, 2003, the interest rate on the Amended Facility was LIBOR plus 1.50%. As of December 31, 2003, $11,598 was available pursuant to the terms of the Amended Facility. There were no borrowings under the Amended Facility as of December 31, 2003.

Warrants related to previously repaid senior subordinated notes were 32,076 outstanding and exercisable as of December 31, 2002 and 2003. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash or by the surrender of already outstanding Ladish common stock or other warrants having a fair value equal to the exercise price. The warrants expire in 2005.

(4)	Stockholders’ Equity

Under the common stock repurchase program (the “Program”) authorized by the Company’s Board of Directors in 1998, the Company has repurchased a total of 2,822,235 shares, or share equivalents, of its common stock out of the 3,500,000 shares authorized by the Board of Directors under the Program. The Company has funded the Program with approximately $19,500 of cash generated from operations.

In 2003, the Company elected to redeem the 1998 Rights Agreement which granted certain rights to the stockholders of the Company to purchase additional shares of common stock of the Company in the event of an unfriendly takeover attempt. The Company’s stockholders received the redemption price of $0.01 per share, or approximately $130 in total for the redemption. The $130 charge is included in paid-in capital on the balance sheets.

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 955,333 options have been granted. These options expire ten years from the grant date. In 2001, 2002 and 2003, 130,000, 12,000 and 0 options, respectively, were granted under the Plan and vest over two years. As of December 31, 2003, 697,834 options granted under the Plan remain outstanding.

Additionally, the Company granted 496,188 stock options in 1993 to an individual who was then Chairman of the Board of Directors. The options were granted at fair value, vested on date of grant and expire if not exercised in ten years from date of grant. All of these options expired during the year ended December 31, 2003.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in 2001, 2002 and 2003. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	Years Ended December 31,
	2001		2002		2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Income	$13,129	$12,795	$1,631	$1,422	$1	$(22
Diluted Earnings Per Share	$1.00	$0.97	$0.12	$0.11	$0.0	$0.00

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

The fair value of the option grants in 2001 and 2002 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions:

Year	Weighted Average Risk Free Interest Rate	Weighted Average Expected Remaining Lives	Weighted Average Volatility Factor	Weighted Average Black-Scholes Option Price
2001	4.92%	10 Years	41.46%	$6.38
2002	5.08%	10 Years	52.37%	$6.41

A summary of options for 2001, 2002 and 2003 is as follows:

	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at
Beginning of Year	1,189,604	$10.92	1,249,355	$11.14	1,211,522	$11.26
Granted	130,000	10.50	12,000	10.50	--	--
Forfeited	--	--	(2,500)	10.50	(513,688)	15.78
Exercised	(70,249)	6.24	(47,333)	8.04	--	--

Outstanding at End of Year	1,249,355	$11.14	1,211,522	$11.26	697,834	$7.93

Exercisable at End of Year	1,116,105	$11.23	1,134,522	$11.31	691,834	$7.91

The options outstanding and exercisable as of December 31, 2003 consist of the following:

	Number of Options		Weighted Average Exercise Price
Range of Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Average Remaining Contractual Life - Years
$5 to $10	570,834	570,834	$7.36	$7.36	3.98
$10 to $15	127,000	121,000	$10.50	$10.50	7.36

	697,834	691,834	$7.93	$7.91	4.60

In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. As a result, the Company recorded additional compensation expense (credit) of $75, $(305) and $0 in 2001, 2002 and 2003, respectively, relating to the modified stock options.

(5)	Research and Development

Research and Development costs are expensed as incurred. These costs were $3,709, $3,467 and $3,643 in 2001, 2002 and 2003, respectively. Research and Development costs funded by customers, amounting to $1,518, $1,980 and $2,032 in 2001, 2002 and 2003, respectively, have been recorded as sales.

(6)	Leases

Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2008. Rental expense was $145, $136 and $124 in 2001, 2002 and 2003, respectively.

Minimum lease obligations under noncancelable operating leases are as follows:

2004	$160
2005	142
2006	128
2007	106
2008 and Thereafter	106

Total	$642

(7)	Income Taxes

The Company has net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 and 2003. These NOLs are available to the Company to reduce future taxable income and the related tax benefits are included in deferred income taxes on the balance sheets at their net realizable value of approximately $10,916 and $14,977 as of December 31, 2002 and 2003, respectively, reflecting a combined federal and state tax rate of 40%.

The amount of the NOL carryforwards used through December 31, 2003 total $18,578 of the Pre-Reorganization NOLs and $44,785 of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2003 total $14,997 of Pre-Reorganization NOLs, $4,302 of Post-Reorganization NOLs and $18,144 of NOLs generated in 2002 and 2003. Wisconsin NOL carryforwards remaining as of December 31, 2003 total $8,025 of Pre-Reorganization NOLs, $10,901 of Post-Reorganization NOLs and $11,662 of NOLs generated in 2002 and 2003.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11,865 annually. To the extent less than $11,865 is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2,142. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs expire in 2008 and the Post-Reorganization NOLs expire in years 2008 through 2010. There is no limitation on the usage of the NOLs generated in 2002 and 2003 and these NOLs expire in 2022 and 2023, respectively.

Realization of the net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets through a charge to the income tax provision.

The components of net deferred income tax assets for the years ended December 31, 2002 and 2003 are as follows:

	December 31,
	2002	2003
Current Deferred Tax Assets Attributable to:
Inventory Adjustments	$715	$473
Accrued Employee Costs	1,321	1,409
Pension Benefits	702	1,314
Postretirement Healthcare Benefits	1,898	1,539
Other	1,128	211

Total Current Deferred Tax Assets	$5,764	$4,946

Noncurrent Deferred Tax Assets and
(Liabilities) Attributable to:
Property, Plant and Equipment	$(5,603)	$(5,307)
NOL Carryforwards	10,916	14,977
Pension Benefits	3,388	1,193
Postretirement Healthcare Benefits	14,525	14,385
Other	(203)	(680)

Total Noncurrent Deferred Tax Assets	$23,023	$24,568

Total Net Deferred Tax Assets	$28,787	$29,514

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2001, 2002 and 2003 is as follows:

	Years Ended December 31,
	2001	2002	2003
Pre-tax Accounting Income (Loss)	$20,515	$1,680	$(947)

Federal Tax at Statutory Rate of 35%	$7,180	$588	$(331)
State Tax (Benefit), Net of Federal Effect	986	69	167
Permanent Differences and Other, Net	60	27	(84)
Revision of Accrual Related to Prior Year
State Taxes	--	--	(212)
Extra-Territorial Income Exclusion	(840)	(635)	(506)

Total Tax Provision (Credit)	$7,386	$49	$(966)

Effective Tax Rate	36.0%	2.9%	102.0%

The Extra-Territorial Income Exclusion is a statutory exclusion of income related to the Company’s international sales.

The components of income tax expense (benefits) for the years ended December 31, 2001, 2002 and 2003 are as follows:

	2001
	Federal Tax	State Tax	Total
Current	$--	$263	$263
Deferred	5,607	1,217	6,824
Charge in Lieu of Taxes Related to:
Goodwill	58	8	66
Stock Options	204	29	233

Total Income Tax Expense	$5,869	$1,517	$7,386

	2002
	Federal Tax	State Tax	Total
Current	$(652)	$50	$(602)
Deferred	536	48	584
Charge in Lieu of Taxes Related to:
Goodwill	58	8	66
Stock Options	1	--	1

Total Income Tax Expense (Benefit)	$(57)	$106	$49

	2003
	Federal Tax	State Tax	Total
Current	$(20)	$(129)	$(149)
Deferred	(788)	(69)	(857)
Charge in Lieu of Taxes Related to Goodwill	35	5	40

Total Income Tax Benefit	$(773)	$(193)	$(966)

Alternative minimum tax payments totaling $615 have been made through 2002 and are recorded as taxes receivable on the balance sheet as of December 31, 2003. The carryback of the NOL generated in 2002 will result in a refund of these payments.

(8)	Pensions and Postretirement Benefits

The Company has noncontributory defined benefit pension plans (“Plans”) covering a majority of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $1,455 to the Plans in 2003 and the Company plans to contribute $4,837 and $4,355 in 2004 and 2005, respectively, to the Plans. No calculation has been made as to required payments for years beyond 2005. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The Plans hold no shares of Company common stock. A summary of the Plans’ asset allocation for the years ended December 31, 2002 and 2003 is as follows:

	December 31,
	2002	2003
Asset Category:
Fixed Income Securities	53.9%	58.1%
Equity Securities	41.6%	37.9%
Cash	4.5%	4.0%

Total	100.0%	100.0%

In addition to pension benefits, a majority of the Company’s employees are provided certain postretirement healthcare and life insurance benefits. The employees may become eligible for these benefits when they retire. The Company accrues, as current costs, the future lifetime retirement benefits for both active and retired employees and their dependents. Steps have been taken by the Company to reduce the amount of the future obligation for pensions and postretirement healthcare benefits of future retirees by capping the amount of funds payable on behalf of the retirees. The Company has deferred taking any action with respect to the New Medicare Act.

The following is a reconciliation of the change in benefit obligation and plan assets for the years ended December 31, 2002 and 2003:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2002	2003	2002	2003
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of
Year	$174,117	$180,672	$41,521	$39,453
Service Cost	784	913	313	286
Interest Cost	13,059	12,376	3,127	2,548
Amendments	--	5	--	--
Actuarial (Gains) Losses	10,234	6,326	(764)	(1,326)
Benefits Paid	(17,522)	(17,585)	(4,744)	(3,848)

Projected Benefit Obligation at End of Year	$180,672	$182,707	$39,453	$37,113

Change in Plan Assets:
Plan Assets at Fair Value at Beginning of Year	$185,082	$160,182	$--	$--
Actual Return on Plan Assets	(7,530)	19,066	--	--
Company Contributions	152	1,455	4,744	3,848
Benefits Paid	(17,522)	(17,585)	(4,744)	(3,848)

Plan Assets at Fair Value at End of Year	$160,182	$163,118	$--	$--

Funded Status of Plan	$(20,490)	$(19,589)	$(39,453)	$(37,113)
Unrecognized Prior Service Cost	2,911	2,456	--	--
Unrecognized Net Actuarial (Gain) Loss	26,097	30,827	(1,603)	(2,698)

Net Prepaid (Accrued) Benefit Cost	$8,518	$13,694	$(41,056)	$(39,811)

Weighted Average Assumptions:
Discount Rate	6.85%	6.50%	6.85%	6.50%
Rate of Increase in Compensation Levels	3.00%	3.00%	--	--
Expected Long-Term Rate of Return on Assets	9.25%	9.25%	--	--

For certain of the Plans and the officers’ supplemental pension plan, the accumulated benefit obligation of $181,053 and $183,080 at December 31, 2002 and 2003, respectively, exceeds the fair value of the plan assets plus accrued pension expense. This results in an additional minimum pension liability of $18,819 and $20,946 as of December 31, 2002 and 2003, respectively. The additional minimum pension liability is allocated to intangible assets for prior service costs of $2,480 and $2,050 as of December 31, 2002 and 2003, respectively, and the balance is reported in stockholders’ equity net of the deferred tax effect. The status of the Plans for the years ended December 31, 2002 and 2003 is presented in the balance sheets as follows:

	December 31,
	2002	2003
Deferred Income Taxes	$6,536	$7,558
Other Assets (Intangible Asset)	2,480	2,050
Accrued Liabilities - Pensions	(1,792)	(4,837)
Long-Term Liabilities - Pensions	(7,166)	(1,175)
Officers' Deferred Compensation	(1,343)	(1,240)
Stockholders' Equity (Gross Amount)	16,339	18,896
Deferred Tax Effect Included in Stockholders' Equity	(6,536)	(7,558)

Net Prepaid Benefit Cost	$8,518	$13,694

        The components of the net periodic benefit costs for the years ended December 31, 2001, 2002 and 2003 are:

	Pension Benefits			Postretirement Benefits
	2001	2002	2003	2001	2002	2003
Service Cost-Benefit Earned During
the Period	$672	$784	$913	$307	$313	$286
Interest Cost on Projected Benefit
Obligation	13,882	13,058	12,376	3,417	3,126	2,548
Expected Return on Pension Assets	(19,715)	(19,151)	(17,500)	--	--	--
Net Amortization and Deferral	(3,195)	(1,142)	28	(249)	(233)	(231)
Prior Service Cost	461	461	461	--	--	--

Net Periodic Benefit Cost (Income)	$(7,895)	$(5,990)	$(3,722)	$3,475	$3,206	$2,603

Assumptions used in the determination of net periodic benefit costs for these years are:

	2001	2002	2003
Discount Rate	8.50%	7.50%	6.85%
Rate of Increase in Compensation
Levels	3.00%	3.00%	3.00%
Expected Long-Term Rate of Return
on Assets	9.25%	9.25%	9.25%

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 4% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total of Service and Interest Cost Components	$94	$(85)
Effect on Postretirement Healthcare Benefit Obligation	$1,242	$(1,127)

As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $1,245 and $1,265 to these plans during 2002 and 2003, respectively.

(9)	Officers’Deferred Compensation Plan

Certain officers have deferred compensation agreements (the “Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the investments in a Rabbi Trust, of $3,035 and $3,108 as of December 31, 2002 and 2003, respectively, has been recorded under these agreements as actuarially determined. The expense was $292, $291 and $320 in 2001, 2002 and 2003, respectively.

The Company has established a Rabbi Trust for the beneficiaries of the Plan to fund a portion of the benefits earned under the Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

(10)	Profit Sharing

The Cudahy site has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $812, $0 and $0 in 2001, 2002 and 2003, respectively. The Albany, Oregon facility has a profit sharing program called “Gainshare” in which all employees are eligible to participate. The Gainshare pool is calculated based on various internal operating measurements. The expense was $691, $93 and $0 in 2001, 2002 and 2003, respectively.

(11)	Commitments and Contingencies

The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company has made provisions in the financial statements for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

A purported stockholder of the Company filed a putative class action, Dean v. Ladish Co., Inc., et. al., Case No. 03-C-0165, in the United States District Court for the Eastern District of Wisconsin, on February 28, 2003, against the Company and two Company officers. The complaint includes claims under the federal securities laws and state common law, and seeks damages for stockholders who purchased the common stock of the Company between March 10, 1998 and September 27, 2002. The complaint’s allegations, which the Company intends to dispute, are based primarily on accounting issues relating to the Company’s restatement in 2002. The Company has notified its insurance carrier of the claim, retained legal counsel and is vigorously defending the claim. The Company has not made any provision for potential costs or losses, if any, which may arise from this claim.

Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. (“Weber”). The joint venture is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the chief executive officer of Weber. The Company’s payments to Weber under the joint venture were $1,236, $1,073 and $1,251 in 2001, 2002 and 2003, respectively. The joint venture has no assets or liabilities.

(12)	Earnings Per Share

Basic earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net income by the weighted average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2001, 2002 and 2003:

	December 31,
	2001	2002	2003
Average Basic Common Shares Outstanding	12,944,545	13,002,224	13,023,393
Incremental Shares Applicable to Common Stock Options
and Warrants	209,983	110,979	34,310

Average Diluted Common Shares Outstanding	13,154,528	13,113,203	13,057,703

The shares outstanding used to compute diluted earnings per share for 2003 excluded outstanding options to purchase 472,500 shares of common stock at a weighted average exercise price of $8.85. These options were excluded because their exercise prices were greater than the average market price of the common shares during the year and their inclusion in the computation would have been antidilutive.

(13)	Quarterly Results of Operations (Unaudited)

The following table sets forth unaudited consolidated income statement data for each quarter of the Company’s last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the financial statements and, in management’s opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarters Ended
2002	March 31	June 30	September 30	December 31
Net Sales	$53,156	$48,309	$42,790	$44,289
Gross Profit	4,149	3,835	2,871	1,526
Operating Income (Loss)	1,325	1,321	1,477	(827)
Net Income (Loss)	603	581	651	(204)
Basic Earnings (Loss) Per Share	0.05	0.04	0.05	(0.02)
Diluted Earnings (Loss) Per Share	0.05	0.04	0.05	(0.02)
	Quarters Ended
2003	March 31	June 30	September 30	December 31
Net Sales	$47,307	$49,055	$42,222	$41,343
Gross Profit	2,016	4,263	3,151	498
Operating Income (Loss)	894	980	1,002	(1,672)
Net Income (Loss)	574	73	178	(806)
Basic Earnings (Loss) Per Share	0.04	0.01	0.01	(0.06)
Diluted Earnings (Loss) Per Share	0.04	0.01	0.01	(0.06)

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(14)	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Provision Charged (Credited) to Profit and Loss	Payments and Accounts Written Off	Balance at End of Year
Year ended December 31, 2001
Allowance for Doubtful Accounts	$337	$15	$11	$341
Year ended December 31, 2002
Allowance for Doubtful Accounts	$341	$(150)	$--	$191
Year ended December 31, 2003
Allowance for Doubtful Accounts	$191	$2	$2	$191

INDEX TO EXHIBITS

Exhibit Numbers	Description	Page Number
3 (a)	Articles of Incorporation of the Company as filed with the Secretary of the State of
Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.
3 (b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b)
on November 5, 2003 are incorporated by reference.
10 (a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit
10.4 on December 23, 1997 is incorporated by reference.
10 (b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.
10 (c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14, 2000 among	X-3
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto.
10 (h)	Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (I)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.
14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.
21	List of Subsidiaries of the Company, filed with Form 10-K on February 22, 2002 is incorporated by reference.
23	Consent of Independent Public Accountants.	X-6

X-1

Exhibit Numbers	Description	Page Number
31 (a)	Written statement of the chief executive officer of the Company certifying this Form
10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of
	1934.	X-7
31 (b)	Written statement of the chief financial officer of the Company certifying this Form
10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of
	1934.	X-8
32	Written Statement of the chief executive officer and chief financial officer of the
	Company certifying this Form 10-K complies with the requirements of 18 U.S.C.ss.1350	X-9

X-2