Form 10-Q
period 2004-03-31
LADISH CO INC
filed 2004-05-06
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended       March 31, 2004

Commission File Number       0-23539

LADISH CO., INC.
(Exact name of registrant as specified in its charter)

Wisconsin	31-1145953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5481 South Packard Avenue, Cudahy, Wisconsin	53110
(Address of principal executive offices)	(Zip Code)
(414) 747-2611
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes       X               No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No       X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $0.01 Par Value	13,023,393

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	2004	2003
Net sales	$50,716	$47,307
Cost of sales	48,346	45,291

Gross profit	2,370	2,016
Selling, general and administrative expenses	2,358	1,122

Income from operations	12	894
Other income (expense):
Interest expense	(634)	(529)
Other, net	24	6

Income (loss) before income tax benefit	(598)	371
Income tax benefit	(173)	(203)

Net income (loss)	$(425)	$574

Basic earnings (loss) per share	$(0.03)	$0.04
Diluted earnings (loss) per share	$(0.03)	$0.04
Basic weighted average shares outstanding	13,023,393	13,023,393
Diluted weighted average shares outstanding	13,023,393	13,047,966

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$8,660	$10,981
Accounts receivable, less allowance of $181 and $191, respectively	36,282	29,683
Inventories	46,698	43,845
Deferred income taxes	4,946	4,946
Prepaid expenses and other current assets	1,413	1,376

Total current assets	97,999	90,831

Property, plant and equipment:
Land and improvements	4,935	4,935
Buildings and improvements	35,246	35,232
Machinery and equipment	157,809	156,992
Construction in progress	5,549	5,575

	203,539	202,734
Less - accumulated depreciation	(115,451)	(112,743)

Net property, plant and equipment	88,088	89,991
Deferred income taxes	24,725	24,568
Other assets	11,690	11,252

Total assets	$222,502	$216,642

Liabilities and Stockholders' Equity
Current liabilities:
Senior notes	$6,000	$6,000
Accounts payable	19,721	13,205
Accrued liabilities:
Pensions	5,012	4,837
Postretirement benefits	3,848	3,848
Wages and salaries	4,711	3,050
Taxes, other than income taxes	662	334
Interest	428	961
Paid progress billings	1,045	1,600
Other	1,799	1,601

Total current liabilities	43,226	35,436
Long term liabilities:
Senior notes	24,000	24,000
Postretirement benefits	35,637	35,963
Pensions	3,132	4,283
Other noncurrent liabilities	209	237

Total liabilities	106,204	99,919

Stockholders' equity:
Common stock - authorized 100,000,000, issued 14,573,515
shares at each date of $.01 par value	146	146
Additional paid-in capital	109,639	109,639
Retained earnings	29,200	29,625
Treasury stock, 1,550,122 shares of common stock at each date at cost	(11,349)	(11,349)
Additional minimum pension liability	(11,338)	(11,338)

Total stockholders' equity	116,298	116,723

Total liabilities and stockholders' equity	$222,502	$216,642

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(425)	$574
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	2,711	3,153
Deferred income taxes	(157)	(182)
Gain on disposal of property, plant and equipment	--	(1)
Changes in assets and liabilities:
Accounts receivable	(6,599)	(6,870)
Inventories	(2,853)	(3,425)
Other assets	(475)	(156)
Accounts payable and accrued liabilities	7,790	7,068
Other long-term liabilities	(1,505)	(2,254)

Net cash used for operating activities	(1,513)	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(808)	(1,165)
Proceeds from sale of property, plant and equipment	--	13

Net cash used in investing activities	(808)	(1,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior debt	--	--

Net cash provided by financing activities	--	--

DECREASE IN CASH AND CASH EQUIVALENTS	(2,321)	(3,245)
CASH AND CASH EQUIVALENTS, beginning of period	10,981	8,959

CASH AND CASH EQUIVALENTS, end of period	$8,660	$5,714

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2004 and December 31, 2003 and its results of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003. All adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

Inventories consisted of:

	March 31, 2004	December 31, 2003

Raw material and supplies	$7,863	$6,761
Work-in-process and finished goods	42,664	40,992
Less progress payments	(3,829)	(3,908)

Total inventories	$46,698	$43,845

(3)	Interest and Income Tax Payments

	For the Three Months Ended March 31,
	2004	2003

Interest	$1,151	$1,070
Income taxes	164	9

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and repurchase agreements which mature in three months or less. Such investments are deemed to be cash equivalents.

(5)	Revenue Recognition

Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the services provided, the sales price is determinable and collectibility is reasonably assured. This generally occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are generally recognized as reductions of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability.

(6)	Refund From Internal Revenue Service and Income Taxes

Included in the first three months of 2003 as a reduction of selling, general and administrative expenses is $1,250 received from the Internal Revenue Service for the refund of certain pension excise taxes expensed and paid in prior years. Due to the nature of this item, it has been treated as a significant infrequently occurring item in determining the provision for income taxes. The provision for income taxes for the three months ended March 31, 2003 includes $424 related to this item.

The first quarter 2004 tax benefit of $(173) reflects an annualized effective tax rate of 29% versus the statutory rate of 35% due primarily to the benefit of the Extra-Territorial Income Exclusion on foreign sales.

(7)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants. For the quarter ended March 31, 2004, common stock equivalents were deemed to be anti-dilutive to loss per share.

(8)	Stockholders’Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 955,333 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the quarters ended March 31, 2004 and 2003. During 2003 fiscal year, 17,500 options were forfeited. As of March 31, 2004, 697,834 options granted under the Plan remain outstanding and exercisable. During 2003, 496,188 stock options expired.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in the three-month period ending March 31, 2004. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	For the Three-Month Period
	Ended March 31, 2004		Ended March 31, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$(425)	$(428)	$574	$545
Diluted earnings per share	$(0.03)	$(0.03)	$0.04	$0.04

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION

(Dollars in Thousands)

RESULTS OF OPERATIONS

First Quarter 2004 Compared to First Quarter 2003

Net sales for the three months ended March 31, 2004 were $50,716 compared to $47,307 for the same period in 2003. The 7% increase in sales for the first quarter of 2004 was due to the overall improvement in the aerospace industry along with a significantly stronger demand for industrial forgings. Gross profit for the first quarter of 2004 increased to 4.7% of sales in contrast to 4.3% of sales in the first quarter of 2003 primarily as a result of cost reduction efforts partially offset by margin pressures in 2004. Cost reductions in the first quarter of 2004 included lower unit cost of natural gas, reduced manpower and lower benefit costs.

Selling, general and administrative expenses, as a percentage of sales, were 4.6% for the first quarter of 2004 compared to 2.4% for the same period in 2003. The variation in SG&A expenses between the periods was directly attributable to the Company’s recognition of a benefit of $1,250 in 2003 from the refund of excise taxes on the defined benefit programs of the Company.

Interest expense for the three-month period in 2004 was $634 in contrast to $529 in 2003. The lower interest expense in 2003 reflects the requirement to capitalize interest costs associated with construction of plant and equipment projects. During the first quarter of 2004, the Company’s revolving credit facility had an interest rate equal to the LIBOR rate plus 1.50% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility in the first quarter of 2004.

The first quarter tax benefit of $(173) reflects an annualized effective tax rate of 29% versus the statutory rate of 35% due primarily to the benefit of the Extra-Territorial Income Exclusion on foreign sales. The Company has significant net operating loss (“NOL”) carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net loss for the first quarter of 2004 was $425, a $999 decline from the same period in 2003. The decrease in profitability was directly due to the above described credit to SG&A expense in 2003 due to the receipt of the $1,250 excise tax refund. The Company’s contract backlog at March 31, 2004 was $226,684 as the Company received $59,046 of new orders in the first quarter of 2004.

Liquidity and Capital Resources

The Company’s cash position as of March 31, 2004 is $2,321 less than its position at December 31, 2003. The year-to-date decline in cash is a result of a reduction in cash from operating activities due to increases in accounts receivable and inventory partially offset by an increase in trade payables. In addition, cash was reduced in the first quarter by an interest payment on the Notes and a pension contribution of $898.

On July 20, 2001, the Company sold $30,000 of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings and for working capital purposes. The Notes begin amortizing in the third quarter of 2004, therefore $6,000 of the Notes have been classified as a current liability.

In conjunction with the private placement of the Notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Facility was further modified to reduce the revolving line of credit to $25,000. The interest rate on the Facility was LIBOR plus 1.50% as of March 31, 2004. At March 31, 2004, $7,674 was available pursuant to the terms of the Facility. There were no borrowings under the Facility as of March 31, 2004.

The Company has NOL carryforwards that were generated prior to its 1993 reorganization, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were $37,443 as of December 31, 2003. The NOL carryforwards expire gradually in the years 2008 through 2022.

The Company’s initial public offering in March 1998 created an ownership change as defined by the IRS. This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards on future tax returns. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. The NOL carryforwards available for use annually is $11,865. Of the $11,865 annual limitation, $2,142 relates to a previous restriction on NOL carryforwards generated prior to the 1993 reorganization.

Realization of the net deferred tax assets, including those attributable to the NOL carryforwards, over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as all of the Company’s sales are made in U.S. dollars. The Company does not consider itself subject to the market risks addressed by Item 305 of Regulation S-K.

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company's products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material prices
•	Legal, regulatory and environmental issues	•	Taxes

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 4.   Controls and Procedures

The registrant’s certifying officers have evaluated the effectiveness of the design and operation of the Company’s internal controls and disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that review, the certifying officers have concluded that the internal controls and disclosure controls and procedures are effectively operating to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report was being prepared. The review of internal controls and disclosure controls and procedures did not reveal any significant deficiencies in the design or operation, which could adversely affect the Company’s ability to record, process, summarize and report financial data. The Company did not discover any material weaknesses in these controls or procedures, nor did the Company discover any fraud of any kind involving management or other employees who have a significant role in the Company’s internal controls. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions taken with regard to significant deficiencies or material weaknesses, and there are no corrective actions contemplated as of the date of this report. The Company did not identify any significant changes that need to be made to ensure the effectiveness of the internal controls or the disclosure controls and procedures. Nor did the Company identify any other factors that could materially affect the internal controls occurring after the date of our certification.

PART II – OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the stockholders during the period covered by this report.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 is the written statement of the chief executive officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

Exhibit 31.2 is the written statement of the chief financial officer of the Company certifying this Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

Exhibit 32.1 is the written statement of the chief executive officer and chief financial officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K was filed by the Company on January 29, 2004 announcing financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADISH CO., INC.
Date: May 4, 2004	By:	/s/ WAYNE E. LARSEN
Wayne E. Larsen Vice President Law/Finance & Secretary