Form 10-Q
period 2004-06-30
LADISH CO INC
filed 2004-08-02
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended       June 30, 2004

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

Yes       X               No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No       X

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, $0.01 Par Value	13,028,393

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2004	2003	2004	2003
Net sales	$53,279	$49,055	$103,995	$96,362
Cost of sales	47,558	44,792	95,904	90,083

Gross profit	5,721	4,263	8,091	6,279
Selling, general and administrative expenses	2,142	3,283	4,500	4,405

Income from operations	3,579	980	3,591	1,874
Other income (expense):
Interest expense	(570)	(565)	(1,204)	(1,094)
Other, net	58	72	82	78

Income before income tax provision	3,067	487	2,469	858
Income tax provision	889	414	716	211

Net income	$2,178	$73	$1,753	$647

Basic earnings per share	$0.17	$0.01	$0.13	$0.05
Diluted earnings per share	$0.17	$0.01	$0.13	$0.05
Basic weighted average shares outstanding	13,025,356	13,023,393	13,024,380	13,023,393
Diluted weighted average shares outstanding	13,126,107	13,048,680	13,111,140	13,048,323

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets:	June 30, 2004		December 31, 2003
Current assets:
Cash and cash equivalents	$9,834		$10,981
Accounts receivable, less allowance of $179 and $191, respectively	36,102		29,683
Inventories	44,873		43,845
Deferred income taxes	4,946		4,946
Prepaid expenses and other current assets	1,574		1,376

Total current assets	97,329		90,831

Property, plant and equipment:
Land and improvements	4,952		4,935
Buildings and improvements	35,283		35,232
Machinery and equipment	158,289		156,992
Construction in progress	5,902		5,575

	204,426		202,734
Less - accumulated depreciation	( 118,09	0	( 112,74	3

Net property, plant and equipment	86,336		89,991
Deferred income taxes	23,909		24,568
Other assets	14,099		11,252

Total assets	$221,673		$216,642

Liabilities and Stockholders' Equity
Current liabilities:
Senior notes	$6,000		$6,000
Accounts payable	15,903		13,205
Accrued liabilities:
Pensions	5,806		4,837
Postretirement benefits	3,848		3,848
Wages and salaries	4,541		3,050
Taxes, other than income taxes	328		334
Interest	968		961
Paid progress billings	980		1,600
Other	2,490		1,601

Total current liabilities	40,864		35,436
Long term liabilities:
Senior notes	24,000		24,000
Postretirement benefits	34,952		35,963
Pensions	3,156		4,283
Other noncurrent liabilities	184		237

Total liabilities	103,156		99,919

Stockholders' equity:
Common stock - authorized 100,000,000, issued 14,573,515
shares at each date of $.01 par value	146		146
Additional paid-in capital	109,643		109,639
Retained earnings	31,378		29,625
Treasury stock, 1,545,122 and 1,550,122 shares of common stock in each period at cost	( 11,312		( 11,349
Additional minimum pension liability	( 11,338		( 11,338

Total stockholders' equity	118,517		116,723

Total liabilities and stockholders' equity	$221,673		$216,642

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,753	$647
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	5,422	6,307
Deferred income taxes	659	188
Gain on disposal of property, plant and equipment	--	(1)
Changes in assets and liabilities:
Accounts receivable	(6,419)	(5,306)
Inventories	(1,028)	(3,317)
Other assets	(3,045)	(620)
Accounts payable and accrued liabilities	5,428	5,402
Other long-term liabilities	(2,191)	(4,023)

Net cash provided by (used for) operating activities	579	(723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,768)	(1,939)
Proceeds from sale of property, plant and equipment	1	13

Net cash used in investing activities	(1,767)	(1,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	41	--
Proceeds from senior debt	--	--

Net cash provided by financing activities	41	--

DECREASE IN CASH AND CASH EQUIVALENTS	(1,147)	(2,649)
CASH AND CASH EQUIVALENTS, beginning of period	10,981	8,959

CASH AND CASH EQUIVALENTS, end of period	$9,834	$6,310

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2004 and December 31, 2003 and its results of operations and cash flows for the six months ended June 30, 2004 and June 30, 2003. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

Inventories consisted of:

	June 30, 2004	December 31, 2003
Raw material and supplies	$9,013	$6,761
Work-in-process and finished goods	37,196	40,992
Less progress payments	(1,336)	(3,908)

Total inventories	$44,873	$43,845

(3)	Interest and Income Tax Payments

	For the Six Months Ended June 30,
	2004	2003
Interest paid	$1,164	$1,076
Income taxes paid (refunded)	(442)	17

(4)	Cash and Cash Equivalents

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

The first half 2004 tax provision of $716 reflects an annualized effective tax rate of 29% versus the statutory rate of 35% due primarily to the benefit of the Extra-Territorial Income Exclusion on foreign sales.

(7)	Pensions and Postretirement Benefits

The components of net periodic benefit costs recognized for the six-month periods ending June 30, 2004 and 2003 are reflected in the table below.

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service cost	$451	$457	$127	$143
Interest cost	5,938	6,188	1,139	1,274
Expected return on plan assets	(7,865)	(8,750)	--	--
Amortization of prior service cost	215	230	--	--
Amortization of the net (gain) loss	206	14	(102)	(115)

Net periodic benefit cost (income)	$(1,055)	$(1,861)	$1,164	$1,302

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $4,837 to its pension plans in 2004. As of June 30, 2004, the Company has made $2,014 of cash contributions to the pension plans versus $103 during the same period in 2003. In addition, on July 14, 2004 the Company contributed common stock with a fair market value of $4,725 to the pension plans. See Part II, Item 5. The Company estimates its total contribution to its pension plans in 2004 will be approximately $6,760.

(8)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(9)	Stockholders’Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 955,333 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the quarters ended June 30, 2004 and 2003. During 2003 fiscal year, 17,500 options were forfeited. As of June 30, 2004, 692,834 options granted under the Plan remain outstanding and exercisable. During 2003, 496,188 stock options expired.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in the three and six-month periods ending June 30, 2004 and June 30, 2003. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	For the Three-Month Period Ended				For the Six-Month Period Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$ 2,178	$ 2,178	$ 73	$ 68	$ 1,753	$ 1,750	$ 647	$ 613
Diluted earnings
per share	$ 0.17	$ 0.17	$ 0.01	$ 0.01	$ 0.13	$ 0.13	$ 0.05	$ 0.05

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIiONS

Second Quarter 2004 Compared to Second Quarter 2003

Net sales for the three months ended June 30, 2004 were $53,279 compared to $49,055 for the same period in 2003. The 8.6% increase in sales for the second quarter of 2004 was due to the overall improvement in the aerospace industry along with a significantly stronger demand for industrial forgings. Gross profit for the second quarter of 2004 increased to 10.7% of sales in contrast to 8.7% of sales in the second quarter of 2003 primarily as a result of better absorption of fixed costs combined with the Company’s ongoing cost reduction efforts partially offset by competitive pricing pressures in 2004. Cost reductions in the second quarter of 2004 included lower unit cost of natural gas, reduced manpower and lower benefit costs.

Selling, general and administrative expenses, as a percentage of sales, were 4.0% for the second quarter of 2004 compared to 6.7% for the same period in 2003. The variation in SG&A expenses between the periods was partially attributable to the Company’s recognition of a provision of $1,000 in 2003 from the costs associated with the 2003 annual meeting.

Interest expense for the three-month period in 2004 was $570 in contrast to $565 in 2003. During the second quarter of 2004, the Company’s revolving credit facility had an interest rate equal to the LIBOR rate plus 1.50% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility in the second quarter of 2004.

The second quarter tax provision of $889 reflects an annualized effective tax rate of 29% versus the statutory rate of 35% due primarily to the benefit of the Extra-Territorial Income Exclusion on foreign sales. The Company has significant net operating loss (“NOL”) carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the second quarter of 2004 was $2,178, a $2,105 increase from the same period in 2003. The increase in profitability was directly due to the above described increase in sales along with the accompanying improved absorption of fixed costs and to the aforementioned annual meeting expense in 2003. The Company’s contract backlog at June 30, 2004 was $239,353 in comparison to $195,188 at June 30, 2003, as the Company received $66,663 of new orders in the second quarter of 2004.

First Six Months 2004 Compared to First Six Months 2003

Net sales for the first half of 2004 were $103,995, an increase of 7.9% from the $96,362 of sales in the first six months of 2003. The growth in sales in 2004 is due to an improved commercial aerospace market and a pick-up in industrial markets related to large earthmoving equipment. The increase in sales along with better absorption of fixed costs combined with the Company’s ongoing cost reduction programs resulted in a gross income of $8,091, or 7.8% of sales, in the first six months of 2004. In the first half of 2003 gross profit was $6,279 or 6.5% of sales.

The Company incurred $4,500 of selling, general and administrative expenses, or 4.3% of sales, in the first six months of 2004. In the same period of 2003, SG&A expenses were $4,405, or 4.6% of sales. SG&A expenses in the first half of 2003 reflect a credit of $1,250 for an excise tax refund as well as a charge of $1,000 associated with unusual expenses for the 2003 annual meeting. Adjusting 2003 SG&A to eliminate both of those unusual events would have resulted in the first half of 2003 SG&A expenses of $4,655, or 4.8% of sales.

The first six months of 2004 reflect interest expense of $1,204 in contrast to $1,094 in the same period in 2003. The increase in interest expense does not indicate higher borrowings in 2004, rather, it is the result of higher capitalization of interest expense in 2003 associated with capital projects at the Company.

The first half of 2004 tax provision of $716 reflects an annualized effective rate of 29% versus the statutory rate of 35% due primarily to the benefit of the Extra-Territorial Income Exclusion on foreign sales. The Company has significant net operating loss (“NOL”) carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The $1,753 of net income through June 30, 2004, a $1,106 improvement over 2003, is due to the improvements in the markets served by the Company along with Company-wide cost containment efforts. The Company obtained $125,709 of new orders in the first half of 2004 in comparison to $97,405 of new orders for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position as of June 30, 2004 is $1,147 less than its position at December 31, 2003. The year-to-date decline in cash is a result of $1,768 of capital expenditures exceeding the $579 of cash flow from operating activities. Included in the cash flow from operating activities in 2004 were pension contributions of $2,014 versus $103 in 2003.

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

In conjunction with the private placement of the Notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Facility was further modified to reduce the revolving line of credit to $25,000. The interest rate on the Facility was LIBOR plus 1.50% as of June 30, 2004. At June 30, 2004, $14,106 was available pursuant to the terms of the Facility. There were no borrowings under the Facility as of June 30, 2004.

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

Item 4. Controls and Procedures

The registrant’s certifying officers have evaluated the effectiveness of the design and operation of the Company’s internal controls and disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that review, the certifying officers have concluded that the internal controls and disclosure controls and procedures are effectively operating to ensure that material information relating to the Company and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report was being prepared. The review of internal controls and disclosure controls and procedures did not reveal any significant deficiencies in the design or operation which could adversely affect the Company’s ability to record, process, summarize and report financial data. The Company did not discover any material weaknesses in these controls or procedures, nor did the Company discover any fraud of any kind involving management or other employees who have a significant role in the Company’s internal controls. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions taken with regard to significant deficiencies or material weaknesses, and there are no corrective actions contemplated as of the date of this report. The Company did not identify any significant changes that need to be made to ensure the effectiveness of the internal controls or the disclosure controls and procedures, nor did the Company identify any other factors that could materially affect the internal controls occurring after the date of our certification.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 6, 2004, at the Annual Meeting of Stockholders of the Company, the Stockholders were asked to vote on the election of a new Board of Directors for the next year or until their successors are elected. The following tabulation reflects the result of the election:

Individual	For	Withheld
Lawrence W. Bianchi	10,829,565	1,202,121
James C. Hill	10,865,565	1,166,121
Leon A. Kranz	7,952,241	4,079,445
J. Robert Peart	10,829,548	1,202,138
Bradford T. Whitmore	10,829,498	1,202,188
Kerry L. Woody	10,865,565	1,166,121

No other matters came before the stockholders for a vote during the period covered by this report.

Item 5. Other Information

On July 14, 2004, the Company contributed 525,000 shares of common stock of the Company to the trust for three of the defined benefit plans of the Company. The 525,000 shares came from the Treasury Stock of the Company and reduced the number of shares held in Treasury Stock from 1,545,122 to 1,020,122. The shares transferred had a cost basis of $7.32 per share and a fair market value of $9.00 per share based upon quoted prices at the market close on July 14, 2004. The pension liability is reduced by the fair value of the shares of $4,725, treasury stock is reduced by $3,843 and the gain of $882 was credited as an addition to paid-in capital.

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

(b)	A Form 8-K was filed by the Company on April 22, 2004 announcing financial results for the period ending March 31, 2004

A Form 8-K was filed by the Company on April 19, 2004 announcing the election of a new member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADISH CO., INC.
Date: August 2, 2004	By: /s/ Wayne E. Larsen
Wayne E. Larsen
Vice President Law/Finance
& Secretary