Form 10-Q
period 2004-09-30
LADISH CO INC
filed 2004-11-08
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended   September 30, 2004

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

Yes	X	No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $0.01 Par Value	13,553,393

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$51,076	$42,222	$155,071	$138,584
Cost of sales	46,840	39,071	142,744	129,154

Gross profit	4,236	3,151	12,327	9,430
Selling, general and administrative expenses	2,177	2,149	6,677	6,554

Income from operations	2,059	1,002	5,650	2,876
Other income (expense):
Interest expense	(476)	(564)	(1,680)	(1,658)
Other, net	19	8	101	86

Income before income tax provision	1,602	446	4,071	1,304
Income tax provision	786	268	1,502	479

Net income	$816	$178	$2,569	$825

Basic earnings per share	$0.06	$0.01	$0.19	$0.06
Diluted earnings per share	$0.06	$0.01	$0.19	$0.06
Basic weighted average shares outstanding	13,479,208	13,023,393	13,177,655	13,023,393
Diluted weighted average shares outstanding .	13,573,969	13,050,917	13,267,082	13,049,188

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

Assets	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$6,097	$10,981
Accounts receivable, less allowance of $179 and $191, respectively	36,950	29,683
Inventories	48,977	43,845
Deferred income taxes	4,946	4,946
Prepaid expenses and other current assets	1,293	1,376

Total current assets	98,263	90,831

Property, plant and equipment:
Land and improvements	4,920	4,935
Buildings and improvements	35,338	35,232
Machinery and equipment	159,430	156,992
Construction in progress	6,940	5,575

	206,628	202,734
Less - accumulated depreciation	(120,674)	(112,743)

Net property, plant and equipment	85,954	89,991
Deferred income taxes	23,140	24,568
Other assets	16,911	11,252

Total assets	$224,268	$216,642

Liabilities and Stockholders' Equity
Current liabilities:
Senior notes	$6,000	$6,000
Accounts payable	22,564	13,205
Accrued liabilities:
Pensions	3,356	4,837
Postretirement benefits	3,848	3,848
Wages and salaries	4,361	3,050
Taxes, other than income taxes	320	334
Interest	344	961
Paid progress billings	635	1,600
Other	3,129	1,601

Total current liabilities	44,557	35,436
Long term liabilities:
Senior notes	18,000	24,000
Postretirement benefits	34,313	35,963
Pensions	3,180	4,283
Other noncurrent liabilities	160	237

Total liabilities	100,210	99,919

Stockholders' equity:
Common stock - authorized 100,000,000, issued 14,573,515
shares at each date of $.01 par value	146	146
Additional paid-in capital	110,525	109,639
Retained earnings	32,194	29,625
Treasury stock, 1,020,122 and 1,550,122 shares of common stock in each period at cost	(7,469)	(11,349)
Additional minimum pension liability	(11,338)	(11,338)

Total stockholders' equity	124,058	116,723

Total liabilities and stockholders' equity	$224,268	$216,642

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,569	$825
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	8,018	9,463
Deferred income taxes	1,428	239
Gain on disposal of property, plant and equipment	(10)	9
Changes in assets and liabilities:
Accounts receivable	(7,267)	(1,600)
Inventories	(5,132)	(4,386)
Other assets	(5,286)	(508)
Accounts payable and accrued liabilities	13,556	4,748
Other long-term liabilities	(2,830)	(7,074)

Net cash provided by (used for) operating activities	5,046	1,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,016)	(3,291)
Proceeds from sale of property, plant and equipment	45	58

Net cash used in investing activities	(3,971)	(3,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(6,000)	--
Issuance of common stock	41	--
Stockholder rights redemption	--	(130)

Net cash provided by (used for) financing activities	(5,959)	(130)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,884)	(1,647)
CASH AND CASH EQUIVALENTS, beginning of period	10,981	8,959

CASH AND CASH EQUIVALENTS, end of period	$6,097	$7,312

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2004 and December 31, 2003 and its results of operations and cash flows for the nine months ended September 30, 2004 and September 30, 2003. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

Inventories consisted of:

	September 30, 2004	December 31, 2003
Raw material and supplies	$9,439	$6,761
Work-in-process and finished goods	40,332	40,992
Less progress payments	(794)	(3,908)

Total inventories	$48,977	$43,845

(3)	Interest and Income Tax Payments

	For the Nine Months Ended September 30,
	2004	2003
Interest paid	$2,257	$2,162
Income taxes paid (refunded)	(435)	31

(4)	Cash and Cash Equivalents

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

The tax provision of $1,502 for the first nine months of 2004 reflects an annualized effective tax rate of 36.9% versus the statutory rate of 35% . The 49.1% tax rate for the third quarter is due to a change in estimate of the 2004 Extra-Territorial Income Exclusion on foreign sales.

(7)	Pensions and Postretirement Benefits

The components of net periodic benefit costs recognized for the nine-month periods ending September 30, 2004 and 2003 are reflected in the table below.

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service cost	$677	$685	$191	$215
Interest cost	8,906	9,281	1,709	1,910
Expected return on plan assets	(11,797)	(13,124)	--	--
Amortization of prior service cost	322	346	--	--
Amortization of the net (gain) loss	309	20	(154)	(173)

Net periodic benefit cost (income)	$(1,583)	$(2,792)	$1,746	$1,952

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $4,837 to its pension plans in 2004. As of September 30, 2004, the Company has made $2,030 of cash contributions to the pension plans versus $532 during the same period in 2003. In addition, on July 14, 2004, the Company contributed 525,000 shares of common stock which were previously held in treasury with a fair market value of $4,725 to the pension plans. See Part II, Item 5. The Company now estimates its total contribution to its pension plans in 2004 will be $6,766.

(8)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(9)	Stockholders’ Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 955,333 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the nine-month periods ended September 30, 2004 and 2003. During 2003 fiscal year, 17,500 options were forfeited. As of September 30, 2004, 692,834 options granted under the Plan remain outstanding and exercisable. During 2003, 496,188 stock options expired under a previous stock option plan. During the third quarter of 2004, 5,000 stock options were exercised.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in the three and nine-month periods ending September 30, 2004 and September 30, 2003. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	For the Three-Month Period Ended				For the Nine-Month Period Ended
	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$816	$816	$178	$175	$2,569	$2,566	$825	$788
Diluted earnings
per share	$0.06	$0.06	$0.01	$0.01	$0.19	$0.19	$0.06	$0.06

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and additional awards in future years are anticipated, the effect of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future results.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in Thousands)

RESULTS OF OPERATIONS

Third Quarter 2004 Compared to Third Quarter 2003

Net sales for the three months ended September 30, 2004 were $51,076 compared to $42,222 for the same period in 2003. The 21% increase in sales for the third quarter of 2004 was due to the overall improvement in the aerospace industry along with a significantly stronger demand for industrial forgings. Gross profit for the third quarter of 2004 increased to 8.3% of sales in contrast to 7.5% of sales in the third quarter of 2003 primarily as a result of better absorption of fixed costs combined with the Company’s ongoing cost reduction efforts partially offset by competitive pricing pressures in 2004. Cost reductions in the third quarter of 2004 included lower unit cost of natural gas, reduced manpower and lower benefit costs.

Selling, general and administrative expenses, as a percentage of sales, were 4.3% for the third quarter of 2004 compared to 5.1% for the same period in 2003. The variation in SG&A expenses between the periods was partially attributable to the better absorption of costs through increased sales.

Interest expense for the three-month period in 2004 was $476 in contrast to $564 in 2003. The reduction in interest expense is due to the reduction of debt by the retirement of $6,000 of senior notes. During the third quarter of 2004, the Company’s revolving credit facility had an interest rate equal to the LIBOR rate plus 1.50% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility in the third quarter of 2004.

The third quarter tax provision of $786 reflects an annualized effective tax rate of 49.1% versus the statutory rate of 35%. The difference is primarily due to a change in estimate in the third quarter of the 2004 Extraterritorial Income Exclusion along with an adjustment to reflect the actual Extraterritorial Income Exclusion used in the 2003 federal tax return. The Company has significant net operating loss (“NOL”) carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the third quarter of 2004 was $816, a 358% increase from the same period in 2003. The increase in profitability was directly due to the above described increase in sales along with the accompanying improved absorption of fixed costs. The Company’s contract backlog at September 30, 2004 was $269,933 in comparison to $210,795 at September 30, 2003, as the Company received $82,087 of new orders in the third quarter of 2004.

First Nine Months 2004 Compared to First Nine Months 2003

Net sales for the first nine months of 2004 were $155,071, an increase of 11.9% from the $138,584 of sales in the first nine months of 2003. The growth in sales in 2004 is due to an improved commercial aerospace market and a pick-up in industrial markets related to large earthmoving equipment. The increase in sales along with better absorption of fixed costs combined with the Company’s ongoing cost reduction programs resulted in a gross income of $12,327, or 7.9% of sales, in the first nine months of 2004. In the first nine months of 2003 gross profit was $9,430 or 6.8% of sales.

The Company incurred $6,677 of selling, general and administrative expenses, or 4.3% of sales, in the first nine months of 2004. In the same period of 2003, SG&A expenses were $6,554, or 4.7% of sales. SG&A expenses in the first nine months of 2003 reflect a credit of $1,250 for an excise tax refund as well as a charge of $1,000 associated with unusual expenses for the 2003 annual meeting. Adjusting 2003 SG&A to eliminate both of those unusual events would have resulted in the first nine months of 2003 SG&A expenses of $6,804, or 4.9% of sales. The reduction in SG&A in 2004 is largely attributable to reduced expenses associated with foreign sales.

The first nine months of 2004 reflect interest expense of $1,680 in contrast to $1,658 in the same period in 2003. The increase in interest expense does not indicate higher borrowings in 2004, rather, it is the result of higher capitalization of interest expense in 2003 associated with capital projects at the Company.

The tax provision of $1,502 for the first nine months of 2004 reflects an annualized effective rate of 36.9% versus the statutory rate of 35%. The Company has significant net operating loss (“NOL”) carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The $2,569 of net income through September 30, 2004, a $1,744 improvement over 2003, is due to the improvements in the markets served by the Company along with Company-wide cost containment efforts. The Company obtained $207,796 of new orders in the first nine months of 2004 in comparison to $155,962 of new orders for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position as of September 30, 2004 is $4,884 less than its position at December 31, 2003. The year-to-date decline in cash is a result of $4,016 of capital expenditures and $6,000 of debt repayment, partially offset by cash flow from operating activities which includes $2,214 of interest paid. Cash flow from operating activities in 2004 was reduced by pension contributions of $2,030 versus $532 in 2003.

On July 20, 2001, the Company sold $30,000 of Notes in a private placement to certain institutional investors. The Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Notes to repay outstanding borrowings and for working capital purposes. The Notes began annual amortization in the third quarter of 2004, therefore $6,000 of the Notes have been classified as a current liability and there was a reduction of $6,000 in the Senior Notes.

In conjunction with the private placement of the Notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Facility was further modified to reduce the revolving line of credit to $25,000. The interest rate on the Facility was LIBOR plus 1.50% as of September 30, 2004. At September 30, 2004, $21,630 was available pursuant to the terms of the Facility. There were no borrowings under the Facility as of September 30, 2004.

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

_____________________

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company's products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material prices
•	Legal, regulatory and environmental issues, including the documentation for	•	Taxes
	Section 404 of the Sarbanes-Oxley Act	•	Energy costs
•	November 2004 elections and in any resulting impact upon U.S. defense budgets

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

During the period covered by this report, the Company continued its progress toward documenting its financial controls and testing the same in preparation for the year-end audit of its financial controls under Section 404 of the Sarbanes-Oxley Act (“SOX”) by the Company’s outside auditors at KPMG LLP. As of September 30, 2004, the Company has not identified any significant deficiencies in its internal controls. In the course of documenting its financial controls and working with its advisors at Grant Thornton LLP, the Company is addressing deficiencies surrounding segregation of duties regarding certain functions in the financial and purchasing departments and the information technologies area. The Company believes these segregation of duties issues are common among businesses of similar size and complexity and can be addressed through alternative controls. Through September 30, 2004, the Company has incurred approximately $90 in outside expenses in implementing Section 404 of SOX. The Company anticipates significant additional expenses will be incurred in this effort through the end of 2004.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

On August 11, 2004, the United States District Court for the Eastern District of Wisconsin dismissed the putative class action against the Company in Dean, et. al. v. Ladish, et. al., Case No. 03-C-0165. The plaintiffs failed to appeal this Order of Dismissal and the time period for appeal has expired.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2004, the Company contributed 525,000 shares of common stock of the Company to the trust for three of the defined benefit plans of the Company. The 525,000 shares came from the Treasury Stock of the Company and reduced the number of shares held in Treasury Stock from 1,545,122 to 1,020,122. The shares transferred had a cost basis of $7.32 per share and a fair market value of $9.00 per share based upon quoted prices at the market close on July 14, 2004. The pension liability was reduced by the fair value of the shares of $4,725, treasury stock was reduced by $3,843 and the difference of $882 was credited as an addition to paid-in capital. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters came before the stockholders for a vote during the period covered by this report.

Item 6.    Exhibits

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

LADISH CO., INC.
Date: October 25, 2004	By: /s/ Wayne E. Larsen
Wayne E. Larsen
Vice President Law/Finance
& Secretary