Form 10-K
period 2004-12-31
LADISH CO INC
filed 2005-03-15
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-K

_________________

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-23539

Ladish Co., Inc.
( Exact name of registrant as specified in its charter )

Wisconsin	31-1145953
( State of Incorporation )	( I.R.S. Employer Identification No. )
5481 S. Packard Avenue
Cudahy, Wisconsin	53110
( Address of principal executive offices )	( Zip Code )

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X No

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $79,494,938 as of June 30, 2004.

13,689,392
(Number of Shares of common stock outstanding as of March 11, 2005)

( Continued on reverse side )

( Continued from cover page )

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Documents*	Portions of Documents are Incorporated
Proxy Statement for 2005 Annual Meeting of Stockholders	Part III, Item 10. Directors and Executive Officers of the Registrant
Part III, Item 11. Executive Compensation
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management
Part III, Item 13. Certain Relationships and Related Transactions
Part III, Item 14. Principal Accountant Fees and Services

* Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

PART 1

Item 1. Business

General

Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 92% of the Company’s 2004 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 34% of the Company’s 2004 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

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

	Years Ended December 31,
	2002		2003		2004
	(Dollars in millions)
Jet Engine Components	$139	74%	$133	74%	$147	70%
Aerospace Components	38	20%	36	20%	45	22%
General Industrial Components	12	6%	11	6%	17	8%

Total	$189	100%	$180	100%	$209	100%

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

Customers

The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 55%, 56% and 52% of the Company’s revenues in 2002, 2003 and 2004, respectively. Net sales to Rolls-Royce were 28%, 26% and 26%, United Technologies 16%, 18% and 15% and General Electric 11%, 12% and 11% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s sales.

Caterpillar, Volvo, Techspace Aero and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.

Exports accounted for approximately 50%, 48% and 49% of total Company net sales in 2002, 2003 and 2004, respectively. Exports to England constituted approximately 26%, 23% and 24%, respectively in the above years, of total Company net sales.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.5 million, $3.6 million and $3.9 million on applied research and development work during 2002, 2003 and 2004, respectively. Customers reimbursed the Company for $2.0 million, $2.0 million and $1.5 million of research and development expenses in 2002, 2003 and 2004, respectively.

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

In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which have reduced overall lead times and the total cost of raw materials. However, with the upturn in demand in the markets served by the Company in 2004 and expected in 2005, raw material lead times have been extended and prices are increasing.

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The rapidly fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company’s 2004 results and are likely to have a similar, if not greater, effect in 2005. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 24 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $195 million, $219 million and $274 million as of December 31, 2002, 2003 and 2004, respectively. The Company’s backlog declined by approximately 20% following the terrorist attacks on September 11, 2001. Following these terrorist attacks, the commercial aerospace market experienced a significant downturn worldwide. The global commercial aerospace market continued to soften in 2002 and the first half of 2003. The Company’s backlog experienced an upward trend in the second half of 2003. New order activity was strong throughout 2004 with the Company receiving $266 million of new orders in 2004 in comparison to $206 million of new orders in 2003.

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

Website Access to Company Reports

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.ladishco.com as soon as reasonably practicable after such material is filed electronically with the SEC. The Company’s Code of Conduct is available on the Company’s website and in printed form upon request. Also, copies of the Company’s annual report will be made available, free of charge, upon written request.

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

Forward Looking Statements

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company's products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material and
•	Health care costs		energy prices
•	Legal, regulatory and environmental issues, including the documentation for	•	Taxes
Section 404 of the Sarbanes-Oxley Act

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Employees

As of December 31, 2004, the Company had approximately 1,075 employees, of whom 800 were engaged in manufacturing functions, 70 in executive and administrative functions, 165 in technical functions, and 40 in sales and sales support. At such date, approximately 530 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements.

Union	Expiration Date	Number of Employees Represented by Collective Bargaining Agreement
International Association of Machinists & Aerospace	February 26, 2006	199
Workers, Local 1862
International Brotherhood of Boilermakers, Iron Ship	October 1, 2006	147
Builders, Blacksmiths, Forgers & Helpers,
Subordinate Lodge 1509
International Federation of Professional & Technical	August 20, 2006	85
Engineers, Technical Group, Local 92
International Association of Machinists & Aerospace	March 26, 2006	52
Workers, Die Sinkers, Local 140
Office & Professional Employees International Union,	July 15, 2007	23
Clerical Group, Local 35
International Brotherhood of Electrical Workers, Local 662	November 12, 2006	21
Service Employees International, Local 150	April 24, 2006	4

Executive Officers of the Company

Name	Age	Position
Kerry L. Woody	53	President & CEO and Director
Wayne E. Larsen	50	Vice President Law/Finance & Secretary
Gene E. Bunge	59	Vice President, Engineering
George Groppi	56	Vice President, Quality & Metallurgy
David L. Provan	55	Vice President, Materials Management
Gary J. Vroman	45	Vice President, Sales & Marketing
Lawrence C. Hammond	57	Vice President, Human Resources
Randy B. Turner	55	President - Pacific Cast Technologies, Inc. ("PCT")

Item 2. Properties

The following table sets forth the location and size of the Company’s three facilities:

	Approximate Acreage	Approximate Square Footage
Cudahy, Wisconsin	140.0	1,650,000
Windsor, Connecticut	8.2	40,000
Albany, Oregon	14.0	110,000

The above facilities are owned by the Company.

The Company believes that its facilities are well maintained, are suitable to support the Company’s business and are adequate for the Company’s present and anticipated needs. While the rate of utilization of the Company’s manufacturing equipment is not uniform, the Company estimates that its facilities overall are currently operating at approximately 65% of capacity.

The principal executive offices of the Company are located at 5481 South Packard Avenue, Cudahy, Wisconsin 53110. Its telephone number at such address is (414) 747-2611.

Item 3. Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in approximately sixty-eight (68) asbestos cases in Mississippi and two (2) asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from thirty-eight (38) of the cases in Mississippi and both cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

A purported stockholder of the Company filed a putative class action, Dean v. Ladish Co., Inc., et. al., Case No. 03-C-0165, in the United States District Court for the Eastern District of Wisconsin, on February 28, 2003, against the Company and two Company officers. The complaint included claims under the federal securities laws and state common law, and sought damages for stockholders who purchased the common stock of the Company between March 10, 1998 and September 27, 2002. The complaint’s allegations, which the Company disputed, were based primarily on accounting issues relating to the Company’s restatement in 2002. This case was dismissed in 2004; the dismissal was not appealed.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.

The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2002, 2003 and 2004. At December 31, 2004 there were an estimated 1,200 beneficial holders of the Company’s common stock.

	Year Ended December 31, 2002		Year Ended December 31, 2003		Year Ended December 31, 2004
	High	Low	High	Low	High	Low
First quarter	$11.15	$8.75	$8.35	$4.45	$9.45	$7.50
Second quarter	$12.20	$9.53	$7.02	$4.40	$9.70	$8.07
Third quarter	$12.46	$6.02	$7.33	$5.60	$9.60	$8.00
Fourth quarter	$8.45	$5.10	$8.27	$6.12	$11.70	$9.72

The Company has not paid cash dividends and currently intends to retain all its earnings to reduce debt and to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

Item 6. Selected Financial Data

The selected financial data of the Company for each of the last five fiscal years are set forth below.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	(Dollars in thousands, except earnings per share)
INCOME STATEMENT DATA	2000	2001	2002	2003	2004
Net sales	$230,148	$252,417	$188,544	$179,927	$208,707
Income from operations	22,752	22,759	3,296	1,204	7,755
Interest expense	2,017	2,047	1,867	2,217	2,125
Net income	12,650	13,129	1,631	19	3,754
Basic earnings per share	0.97	1.01	0.13	0.00	0.28
Diluted earnings per share	0.92	1.00	0.12	0.00	0.28
Dividends paid	--	--	--	--	--
Shares used to compute earnings per share
Basic	13,075,188	12,944,545	13,002,224	13,023,393	13,285,582
Diluted	13,681,904	13,154,528	13,113,203	13,057,703	13,387,911

	December 31,
BALANCE SHEET DATA	2000	2001	2002	2003	2004
Total assets	$234,527	$232,670	$225,810	$216,642	$223,387
Net working capital	41,459	65,175	63,143	55,395	56,752
Total debt	25,000	30,000	30,000	30,000	24,000
Stockholders' equity	115,902	126,337	118,369	116,723	122,424

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company entered 2004 with cautious optimism as the order trend in the second half of 2003 was moving upward. The pace of the 2004 recovery in both the aerospace and industrial markets was significantly faster than the Company anticipated at the start of 2004. The abrupt shift in demand presented several challenges for the Company. A number of long-term contracts were negotiated during the 2002-2003 aerospace recession and reflect regressive pricing for the Company’s products. In order to satisfy the customers’ requirements on a timely basis, the Company’s inventory grew during 2004 from $43.8 million to $51.8 million, an $8 million increase. As sales rose to $208.7 million in 2004 from $179.9 million in 2003, accounts receivable grew from $29.7 million to $41.7 million, a $12.0 million increase. These working capital demands were partially offset by an increase in trade payables. The net effect of the increased business required Ladish to utilize a portion of its cash in order to fuel the 2004 growth and to increase capital expenditures to support expected further expansion in 2005. The rapid recovery in 2004 also created a supply issue with respect to raw material. Although the Company was largely protected from price inflation through long-term contracts, raw material leadtimes and availability have impacted the Company’s ability to be responsive and contributed to the above described working capital increase. The Company’s results for 2004 showed significant improvement with pretax income of $5.7 million in comparison to a pretax loss of $0.9 million for 2003. The 2004 results were negatively impacted by the unusual charges of $0.7 million for documenting and testing the Company’s financial controls for Section 404 of the Sarbanes-Oxley Act (“SOX”) and $0.5 million to account for the impact of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) on the variable pricing portion of the Company’s stock option programs.

Recent Event

On February 25, 2005, the Company announced it has entered into a preliminary agreement with Huta Stalowa Wola Spolka Akcyjna to acquire its forging subsidiary HSW-Zaklad Kuznia Matrycowa (“ZKM”). ZKM, located in Stalowa Wola, Poland, has annual production and sales of industrial forgings of approximately $35 million. The purchase price for ZKM is approximately $13 million and the Company anticipates the transaction will close in the third quarter of 2005.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The Company recorded $208.7 million in net sales in the year ended December 31, 2004. This 16% increase over net sales for fiscal 2003 was due to growth in all of the markets served by the Company. Sales of jet engine components grew the fastest in sales dollars with a $14 million increase while the industrial market had the largest expansion proportionately with a 55% rate of growth. The commercial sector and the government sector both experienced growth in fiscal 2004 with approximately $137.7 million and $71 million of sales, respectively. From a sales percentage perspective, government sales rose to 34% of sales in fiscal 2004 from 31% of sales in 2003. Cost of sales in the year ending December 31, 2004 was 91.3% in comparison to 94.5% in the year ending December 31, 2003. This reduction of cost of sales is attributable to cost reduction efforts at the Company along with better absorption of fixed costs through the higher sales volume. The cost of sales comparison in fiscal 2004 was negatively impacted by a $1.6 million reduction in pension credit from fiscal 2003. Gross profit in the year ending December 31, 2004 was $18.1 million or 8.7% in contrast to $9.9 million or 5.5% of sales in 2003. The significant improvement in gross profit margins is due to the increase in sales and fixed cost absorption partially offset by continued pricing pressure from certain large customers and reduced pension credit.

In fiscal 2004, the Company incurred $10.3 million of selling, general and administrative (“SG&A”) expenses or 4.9% of sales. SG&A expenses for the year ending December 31, 2003 were $8.7 million or 4.8%. SG&A expenses increased in 2004 due to the unusual charges of $0.5 million for FIN 44 on the Company’s stock options and $0.7 million for documenting and testing the Company’s financial controls for Section 404 of SOX. 2004 SG&A without these two charges would have resulted in an SG&A annual rate of 4.4% of sales.

The Company incurred $2.1 million in interest expense in fiscal 2004 in contrast to $2.2 million in 2003. The reduction in interest expense in 2004 is primarily due to the Company reducing its senior notes by repaying $6 million in July of 2004. The following table reflects the company’s treatment of interest for the years 2003 and 2004.

(Dollars in millions)	2003	2004
Interest expensed	$2.217	$2.125
Interest capitalized	0.066	0.034

Total	$2.283	$2.159

2004 pretax income of $5.7 million reflects a significant improvement over the pretax loss of $0.9 million in 2003. The improvement in pretax profitability resulted from improved absorption of fixed costs through higher sales and cost control measures within the Company, partially offset by continued pricing pressures from several large customers. Pretax income in 2004 in comparison to 2003 was also impacted by a reduction of pension credit from $3.7 million in 2003 to $2.1 million in 2004. The Company expects the pension credit to further decline in 2005 to approximately $0.5 million. The pension credit arises from the method required by accounting rules for amortizing significant gains related to pension fund assets and pension fund obligations occurring in prior years.

For the year ending December 31, 2004, the Company recorded a charge of $1.97 million for federal and state taxes reflecting an effective tax rate of 34.4% in comparison to the $0.97 million credit the Company recognized for fiscal 2003. The variation in the 2004 rate from a statutory rate is due primarily to the Extra-Territorial Income (“ETI”) exclusion credit associated with the Company’s foreign sales. The ETI exclusion was repealed by American Jobs Creation Act of 2004 and will be phased-out over 2005 and 2006.

The Company ended 2004 with a contract backlog of $274.3 million in comparison to $218.9 million at the end of 2003, a 25% increase. The Company booked $266.3 million of new orders in 2004 versus the $205.6 million of new orders received in 2003.

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

SG&A expenses in fiscal 2003 were $8.724 million, 4.8% of sales, compared to $9.085 million, 4.8% of sales, in 2002. SG&A expenses in 2003 were negatively impacted by $1.0 million of nonrecurring proxy expenses and unusually high legal expenses, partially offset by a $1.25 million refund of excise taxes received in the first quarter of 2003. In addition, SG&A expenses in 2002 were reduced $0.305 million by the application of FIN 44 on the Company’s stock options.

The Company incurred interest expense of $2.22 million in 2003 in comparison to $1.87 million in 2002. Outstanding debt of $30 million was the same for 2003 and 2002. The difference in interest expense is due to the Company’s capitalization of interest in connection with the construction of plant and equipment. The following table reflects the Company’s treatment of interest for the years 2002 and 2003.

(Dollars in millions)	2002	2003
Interest expensed	$1.867	$2.217
Interest capitalized	0.442	0.066

Total	$2.309	$2.283

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

The Company recorded an income tax benefit of $0.966 million in 2003 reflecting a 102% effective rate in comparison to the $0.049 million provision in 2002. The variation in the tax rates in 2003 from a statutory rate is due to the impact of the ETI exclusion credit associated with the Company’s foreign sales and the reversal of an accrual related to prior years’ state income taxes. See note 7 to the financial statements.

The December 31, 2003 contract backlog at the Company was $218.9 million, a $23.8 million increase over the December 31, 2002 backlog. The increase in backlog is due to the fact that the Company booked $205.6 million in new orders in 2003 in comparison to the $142.1 million of new orders booked in 2002.

Liquidity and Capital Resources

The Company’s cash position as of December 31, 2004 is $8.237 million less than its position at December 31, 2003. The 2004 decline in cash is a result of $5.225 million in capital expenditures and $6 million of debt repayment, partially offset by cash flow from operations of $2.25 million. Cash flow from operations in 2004 was lower than cash flow from operations in 2003, despite the improvement in net income, primarily because of the increased level of working capital required to support the Company’s growth.

On July 20, 2001, the Company sold $30 million of senior notes (“Senior Notes”) in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the Facility and for working capital purposes. The first amortization payment of $6 million was made July 20, 2004.

In conjunction with the private placement of the Senior Notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a maximum of $50 million revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the maximum size of the revolving line of credit to $45 million. On December 31, 2002, the Company and the lenders further modified the Facility by reducing the maximum line of revolving credit to $25 million. As of December 31, 2004, the interest rate on the Facility was LIBOR plus 1.50%. As of December 31, 2004, $25 million was available pursuant to the terms of the Facility. There were no borrowings under the Facility as of December 31, 2004.

During the year ending December 31, 2004, the Company received $0.691 million from the exercise of employee stock options.

There were 32,076 warrants outstanding and exercisable at December 31, 2003 and 2004. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The warrants expire in 2005.

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

Inflation has not had a material effect upon the Company during the period covered by this report. Given the rising demand for the products manufactured by the Company, and the prospects for increases in raw material costs and possible energy cost escalation, the Company can not determine at this time if there will be any significant impact from inflation in the foreseeable future.

Contractual Obligations Table
(Dollars in Thousands)

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (1)	$6,000	$12,000	$6,000	--
Capital Lease	--	--	--	--
Operating Lease	82	72	10	--
Purchase Obligations (2)	71,300	1,600	--	--
Other Long-Term Obligations:
Pensions (3)	4,003	13,600	--	--
Post-Retirement Benefits (4)	4,100	8,100	7,800	13,400

(1)	The Company expects to fund the payment of long-term debt through the use of cash on hand, cash generated from operations, the reduction of working capital and, if necessary, through access to the Facility.
(2)	The purchase obligations relate primarily to raw material for the Company’s products along with commitments for energy supplies.
(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2005. There are no calculations beyond 2007.
(4)	The Company’s actual cash expenditures for Post-Retirement Benefits has declined since 2000 and is projected to be relatively stable. Given the demographics of the Company’s retirement population offset by the rise in healthcare costs, the Company expects this trend to continue.

Critical Accounting Policies

Deferred Income Taxes

The Company has net deferred income tax assets totaling $30.6 million. The realization of these assets over time is dependent upon the Company generating sufficient taxable income in future periods.

The Company has net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 through 2004. These NOLs are available to the Company to reduce future taxable income. The net realizable value of the related tax benefit of the NOLs is approximately $17.1 million as of December 31, 2004.

The amount of the NOL carryforwards used through December 31, 2004 total $18.6 million of the Pre-Reorganization NOLs and $44.8 million of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2004 total $15 million of Pre-Reorganization NOLs, $4.3 million of Post-Reorganization NOLs and $23.5 million of NOLs generated in 2002 through 2004. Wisconsin NOL carryforwards remaining as of December 31, 2004 total $8 million of Pre-Reorganization NOLs, $10.9 million of Post-Reorganization NOLs and $22.7 million of NOLs generated in 2002 through 2004.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11.9 million annually. To the extent less than $11.9 million is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2.1 million. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs of $15 million expire as follows, $8.5 million in 2007 and $6.5 million in 2008. The Post-Reorganization NOLs of $4.3 million expire in 2010. There is no limitation on the usage of the $23.5 million of NOLs generated in 2002 through 2004 and these NOLs expire in years 2022 through 2024. Because of the annual limitations on the usage of Pre-Reorganization NOLs and their earlier expiration dates, there is a greater risk of the loss of benefits recorded for these NOLs. The net deferred tax asset recorded for the Pre-Reorganization NOLs approximates $6 million.

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

Pensions

The Company has noncontributory defined benefit pension plans (“Plans”) covering a majority of its employees. The Company contributed $1.455 million to the Plans in 2003. In 2004, the Company contributed $6.766 million to the Plans which consisted of $2.041 million in cash and 525,000 shares of treasury stock with a fair market value of $4.725 million. The Company intends to contribute $4.003, $5.170 and $8.464 million to the Plans in 2005, 2006 and 2007, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions, treasury stock contributions and, if necessary, from the Facility. No calculation has been made for payments into the Plans beyond 2007.

The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. A number of the Plans hold shares of the Company’s common stock which comprise less than ten percent of any individual plan’s total assets. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is on discount rate. For funding purposes, the Company’s independent actuaries assume an annual long-term rate of return on Plan assets of 9.25%. For the ten-year period ending December 31, 2004, the Company experienced an annual rate of return on Plan assets of 10.58%.

The discount rate assumption has declined for four consecutive years. A decrease in the discount rate results in an increase in the accumulated benefit obligation at the measurement date which may also result in an increase in the additional minimum pension liability included as a charge to accumulated other comprehensive income. Such a decrease also results in an actuarial loss which is amortized to pension expense in accordance with FASB Statement No. 87. An increase in the discount rate will have the opposite effect in the pension liability and pension expense. The Company bases its discount rate on long maturity AA rated corporate debt securities. The Company cannot predict whether these interest rates will increase or decrease in future years.

Goodwill

Goodwill of $9 million, included in other assets on the Company’s balance sheets, represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. It is an asset with an indefinite life and therefore is not amortized to expense. The Company’s assessment of fair value takes into account a number of factors including EBITDA multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. The Company tests the goodwill for impairment at least annually by fair value impairment testing. No impairments were recognized in 2003 or 2004. Should goodwill become impaired in the future, the amount of impairment will be charged to SG & A expense.

New Accounting Pronouncements

FASB Statement 123 (revised), Share-Based Payment, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123 (revised) supersedes, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized. This Statement is effective for the Company as of the beginning of its third fiscal quarter in 2005. This Statement applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the effective date. Because the Company has no unvested options, it is expected that adoption will have no material effect on the results of operations or financial position as of the effective date.

FASB Statement 151, Inventory Costs-an amendment of FASB No. 43, Chapter 4, amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be expensed as current period charges to expense. This Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred by the Company beginning January 1, 2006. The Company is currently evaluating what effect, if any, adoption of this Statement will have on its financial position and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP have been the auditors of the accounts of the Company for the fiscal year ended December 31, 2004. It is anticipated that representatives of KPMG LLP will be present at the 2005 Annual Meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions raised at the 2005 Annual Meeting or submitted to them in writing before the 2005 Annual Meeting.

KPMG LLP has informed the Company that it does not have any direct financial interest in the Company and that it has not had any direct connection with the Company in the capacity of promoter, underwriter, director, officer or employee.

As is customary, auditors for the current fiscal year will be appointed by the Audit Committee and ratified by the stockholders and by the Board of Directors at their meeting immediately following the 2005 Annual Meeting.

Item 9.A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2004, management believes that the Company’s internal controls over financial reporting are operating effectively.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2004, included herein, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders of Ladish Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Ladish Co., Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ladish Co., Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ladish Co., Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ladish Co., Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 of Ladish Co., Inc., and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Milwaukee, Wisconsin
March 14, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by this Item is incorporated herein by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Nominating Committee” in the Proxy Statement for the 2005 Annual Meeting of Stockholders.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	64
James C. Hill	57
Leon A. Kranz	65
J. Robert Peart	42
John W. Splude	59
Bradford T. Whitmore	47
Kerry L. Woody	53

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 64. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi’s principal occupation is investments.

Gene E. Bunge, 59. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1968. He has a B.S.E.E. from the Milwaukee School of Engineering.

George Groppi, 56. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of Production Control and in June 1999 assumed the position of Manager of Quality & Metallurgy. Mr. Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 57. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

James C. Hill, 57. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997.

Leon A. Kranz, 65. Director since 2001. Mr. Kranz is President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he has held for more than ten years.

Wayne E. Larsen, 50. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges and the South Shore YMCA of Milwaukee. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

David L. Provan, 55. Mr. Provan has served as Vice President, Materials Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor’s Degree in Business Administration from the University of Wisconsin-Parkside.

J. Robert Peart, 42. Director since 2003. Mr. Peart is Managing Director for Guggenheim Aviation Partners, LLC, a private investment concern. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern.

John W. Splude, 59. Director since 2004. Mr. Splude is Chairman and Chief Executive Officer of HK Systems, Inc., an automated material handling and logistics software provider, a position he has held for over ten years. He is also a Director of Gehl Company, a regent of Milwaukee School of Engineering and serves on the Advisory Board of U.S. Bank-Wisconsin.

Randy B. Turner, 55. Mr. Turner has served as President of Pacific Cast Technologies, Inc. (“PCT”) since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 45. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Bradford T. Whitmore, 47. Director since 2003. Mr. Whitmore is Managing Director of Grace Brothers, Limited, a private investment company, a position he has held for more than ten years.

Kerry L. Woody, 53. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a Director of the Milwaukee School of Engineering. Mr. Woody has a B.S. in Engineering from Milliken University.

The Company’s ethics code is reflected in its policies addressing i) conflict of interest, ii) compliance with antitrust laws, iii) improper payments, iv) falsification of records, and v) insider trading. These policies apply to all Company employees including the principal executive officer, the principal financial officer, controller and members of the Board of Directors. On an annual basis, the Company requires its key management personnel to certify their review and compliance with these policies. A copy of the policies was filed as an exhibit to the Form 10-K on March 25, 2003. The policies can also be found on the Company’s website, www.ladishco.com.

Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Executive Compensation and Other Matters,” “The Stock Option Plan,” “Pension Benefits,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation and Stock Option Committee Report,” and “Total Shareholder Return” of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is incorporated herein by reference to the sections entitled “Voting Securities and Stockholders” and “The Stock Option Plan” of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by this Item is incorporated herein by reference to the section entitled “Certain Relationships” of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is incorporated by reference to the section entitled “Audit Committee” of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

LADISH CO., INC.
By: /s/ Wayne E. Larsen
Wayne E. Larsen
March 14, 2005	Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive Officer	March 10, 2005
Kerry L. Woody	(Principal Executive Officer),
Director
/s/ Wayne E. Larsen	Vice President Law/Finance &	March 10, 2005
Wayne E. Larsen	Secretary (Principal Financial and
Accounting Officer)
/s/ Lawrence W. Bianchi	Director	March 6, 2005
Lawrence W. Bianchi
/s/ James C. Hill	Director	March 7, 2005
James C. Hill
/s/ Leon A. Kranz	Director	March 3, 2005
Leon A. Kranz
/s/ J. Robert Peart	Director	March 3, 2005
J. Robert Peart
/s/ John W. Splude	Director	March 7, 2005
John W. Splude
/s/ Bradford T. Whitmore	Director	March 9, 2005
Bradford T. Whitmore

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of
December 31, 2003 and 2004	F-3
Consolidated Statements of Operations for the
years ended December 31, 2002, 2003 and 2004	F-5
Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2002, 2003 and 2004	F-6
Consolidated Statements of Cash Flows for the years
ended December 31, 2002, 2003 and 2004	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc., a Wisconsin corporation, and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ladish Co., Inc.‘s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment or on the effectiveness of Ladish Co., Inc.‘s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 14, 2005

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2003 and 2004
(Dollars in Thousands Except Share Data)

Assets	2003	2004
Current Assets:
Cash and Cash Equivalents	$10,981	$2,744
Accounts Receivable, Less Allowance of $191 and $176, Respectively	29,683	41,729
Inventories	43,845	51,810
Deferred Income Taxes	4,946	5,783
Prepaid Expenses and Other Current Assets	1,376	750

Total Current Assets	90,831	102,816
Property, Plant and Equipment:
Land and Improvements	4,935	4,920
Buildings and Improvements	35,232	35,652
Machinery and Equipment	156,992	159,477
Construction in Progress	5,575	6,746

	202,734	206,795
Less Accumulated Depreciation	(112,743)	(122,295)

Net Property, Plant and Equipment	89,991	84,500
Deferred Income Taxes	24,568	24,809
Other Assets	11,252	11,262

Total Assets	$216,642	$223,387

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2003 and 2004
(Dollars in Thousands Except Share Data)

Liabilities and Stockholders' Equity	2003	2004
Current Liabilities:
Accounts Payable	$13,205	$24,231
Senior Notes	6,000	6,000
Accrued Liabilities:
Pensions	4,837	4,003
Postretirement Benefits	3,848	4,369
Wages and Salaries	3,050	3,776
Taxes, Other Than Income Taxes	334	347
Interest	961	777
Profit Sharing	--	300
Paid Progress Billings	1,600	924
Other	1,601	1,337

Total Current Liabilities	35,436	46,064
Long-Term Liabilities:
Senior Notes	24,000	18,000
Pensions	1,175	--
Postretirement Benefits	35,963	33,400
Officers' Deferred Compensation	3,108	3,363
Other Noncurrent Liabilities	237	136

Total Liabilities	99,919	100,963
Stockholders' Equity:
Common Stock-Authorized 100,000,000, Issued
14,573,515 Shares of $.01 Par Value	146	146
Additional Paid-In Capital	109,639	111,078
Retained Earnings	29,625	33,379
Treasury Stock, 1,550,122 and 911,789 Shares, Respectively of
Common Stock at Cost	(11,349)	(6,675)
Additional Minimum Pension Liability	(11,338)	(15,504)

Total Stockholders' Equity	116,723	122,424

Total Liabilities and Stockholders' Equity	$216,642	$223,387

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2002	2003	2004
Net Sales	$188,544	$179,927	$208,707
Cost of Sales	176,163	169,999	190,652

Gross Profit	12,381	9,928	18,055
Selling, General and Administrative Expenses	9,085	8,724	10,300

Income from Operations	3,296	1,204	7,755
Other (Income) Expense:
Interest Expense	1,867	2,217	2,125
Other, Net	(251)	(66)	(94)

Income (Loss) Before Income Tax Provision (Benefit)	1,680	(947)	5,724
Income Tax Provision (Benefit)	49	(966)	1,970

Net Income	$1,631	$19	$3,754

Earnings Per Share:
Basic	$0.13	$0.00	$0.28
Diluted	$0.12	$0.00	$0.28

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands Except Share Data)

	Common Stock		Additional		Treasury	Additional Minimum
	Shares	Par Value	Paid-in Capital	Retained Earnings	Stock, at Cost	Pension Liability	Total
Balance, December 31, 2001	14,573,515	$146	$110,038	$27,975	$(11,695)	$(127)	$126,337
Net Income	--	--	--	1,631	--	--	1,631
Issuance of Common Stock	--	--	35	--	346	--	381
Exercise of Stock Options	--	--	1	--	--	--	1
Compensation Credit Related to
Stock Options	--	--	(305)	--	--	--	(305)
Additional Minimum Pension
Liability (Net of $6,452
Deferred Tax)	--	--	--	--	--	(9,676)	(9,676)

Balance, December 31, 2002	14,573,515	146	109,769	29,606	(11,349)	(9,803)	118,369
Net Income	--	--	--	19	--	--	19
Stockholders' Rights Redemption
	--	--	(130)	--	--	--	(130)
Additional Minimum Pension
Liability (Net of $1,022
Deferred Tax)	--	--	--	--	--	(1,535)	(1,535)

Balance, December 31, 2003	14,573,515	146	109,639	29,625	(11,349)	(11,338)	116,723
Net Income	--	--	--	3,754	--	--	3,754
Issuance of Common Stock	--	--	743	--	4,674	--	5,417
Tax Effect Related to
Stock Options	--	--	187	--	--	--	187
Compensation Expense Related to
Stock Options	--	--	509	--	--	--	509
Additional Minimum Pension
Liability (Net of $2,778
Deferred Tax)	--	--	--	--	--	(4,166)	(4,166)

Balance, December 31, 2004	14,573,515	$146	$111,078	$33,379	$(6,675)	$(15,504)	$122,424

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net Income	$1,631	$19	$3,754
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for)
Operating Activities:
Depreciation	15,092	12,596	10,676
Charge in Lieu of Taxes Related to Goodwill	66	40	40
Tax Effect Related to Stock Options	1	--	187
Deferred Income Taxes	584	(935)	1,703
Non-Cash Compensation Related to Stock Options	(305)	--	509
Loss (Gain) on Disposal of Property, Plant and Equipment	(27)	49	(7)
Changes in Assets and Liabilities:
Accounts Receivable	5,482	2,554	(12,046)
Inventories	7,210	2,004	(7,965)
Other Assets	(5,276)	(974)	(6,080)
Accounts Payable and Accrued Liabilities	(5,513)	(894)	15,063
Other Liabilities	(3,055)	(8,163)	(3,584)

Net Cash Provided by Operating Activities	15,890	6,296	2,250

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(11,475)	(4,259)	(5,225)
Proceeds from Sale of Property, Plant and Equipment	201	115	47

Net Cash Used in Investing Activities	(11,274)	(4,144)	(5,178)

Cash Flows from Financing Activities:
Repayment of Senior Notes	--	--	(6,000)
Issuance of Common Stock	381	--	691
Stockholders' Rights Redemption	--	(130)	--

Net Cash Provided by (Used In) Financing Activities	381	(130)	(5,309)

Increase (Decrease) in Cash and Cash Equivalents	4,997	2,022	(8,237)
Cash and Cash Equivalents, Beginning of Period	3,962	8,959	10,981

Cash and Cash Equivalents, End of Period	$8,959	$10,981	$2,744

Supplemental Cash Flow Information:
Income Taxes Paid (Refunded)	$(165)	$(134)	$(444)
Interest Paid	$1,824	$2,173	$2,261

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

(1)	Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Albany, Oregon produces cast metal components and its site in Windsor, Connecticut is a finished machining operation. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 74%, 20%, 6% in 2002 and 74%, 20% and 6% in 2003 and 70%, 22% and 8% in 2004, respectively, of total Company net sales.

In 2002, 2003 and 2004, the Company had three customers that collectively accounted for approximately 55%, 56% and 52%, respectively, of total Company net sales. Net sales to Rolls-Royce were 28%, 26% and 26%, United Technologies 16%, 18% and 15% and General Electric 11%, 12% and 11% of total Company net sales for the respective years.

Exports accounted for approximately 50%, 48% and 49% of total Company net sales in 2002, 2003 and 2004, respectively, with exports to England constituting approximately 26%, 23% and 24%, respectively, of total Company net sales.

As of December 31, 2004, approximately 49% of the Company’s employees were represented by one of seven collective bargaining units. New collective bargaining agreements were signed with six of these units during 2003 and one unit in 2004.

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

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $2,889 and $7,237 as of December 31, 2003 and 2004, respectively.

(d)	Inventories

Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.

Inventories for the years ended December 31, 2003 and 2004 consist of the following:

	December 31,
	2003	2004
Raw Materials	$6,761	$13,039
Work-in-Process and Finished	40,992	40,159

	47,753	53,198
Less Progress Payments	(3,908)	(1,388)

Total Inventories	$43,845	$51,810

(e)	Property, Plant and Equipment

Additions to property, plant, and equipment are recorded at cost. Tooling costs, along with normal repairs and maintenance, are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Land Improvements	39 years
Buildings and Improvements	39 years
Machinery and Equipment	5 to 12 years

Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is complete and the asset is available for use. Interest capitalization was $442, $66 and $34 in 2002, 2003 and 2004, respectively.

(f)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill, net, is included in other assets on the balance sheets. Goodwill amounted to $9,089 and $9,049 at December 31, 2003 and 2004, respectively. SFAS No. 142 “Goodwill and Other Intangibles,”which was adopted on January 1, 2002, requires that goodwill no longer be amortized but instead that it be tested for impairment at least annually. The goodwill assets were subjected to fair value impairment tests in 2002, 2003 and 2004 and no impairments were recognized.

(g)	Fair Values of Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturities of these financial instruments. The fair values of the Senior Notes do not materially differ from their carrying values.

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

(k)	New Accounting Pronouncements

(i) FASB Statement 123 (revised), Share-Based Payment, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123 (revised) supersedes, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized. This Statement is effective for the Company as of the beginning of its third fiscal quarter in 2005. This Statement applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the effective date. Because the Company has no unvested options, it is expected that adoption will have no material effect on the results of operations or financial position as of the effective date.

(ii) FASB Statement 151, Inventory Costs-an amendment of FASB No. 43, Chapter 4, amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be expensed as current period charges to expense. This Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred by the Company beginning January 1, 2006. The Company is currently evaluating what effect, if any, adoption of this Statement will have on its financial position and results of operations.

(3)	Debt

On July 20, 2001, the Company sold $30,000 of senior notes (“Senior Notes”) in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the Facility and for working capital purposes. The first amortization payment of $6,000 was made on July 20, 2004

In conjunction with the private placement of the Senior Notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. The Company and the lenders entered into an amendment to the Facility on April 12, 2002 in order to allow one lender to withdraw and to reduce the maximum size of the revolving line of credit to $45,000. On December 31, 2002, the Company and the lenders further modified the Facility by reducing the maximum line of revolving credit to $25,000. As of December 31, 2004, the interest rate on the Facility was LIBOR plus 1.50%. As of December 31, 2004, $25,000 was available pursuant to the terms of the Facility. There were no borrowings under the Facility as of December 31, 2004.

Warrants related to previously repaid senior subordinated notes were 32,076 outstanding and exercisable as of December 31, 2003 and 2004. Each warrant entitles the holder to purchase one share of common stock for $1.20 per share. The exercise price may be paid in cash or by the surrender of already outstanding Ladish common stock or other warrants having a fair value equal to the exercise price. The warrants expire in 2005.

(4)	Stockholders’ Equity

In July 2004, the Company contributed 525,000 shares of common stock of the Company to the trust for three of the Company’s defined benefit pension plans. The 525,000 shares came from treasury stock. The shares removed from treasury stock had a cost of $7.32 per share and a quoted market value on the date of the transfer of $9.00 per share. The pension liability was reduced by the fair value of the shares of $4,725, treasury stock was reduced by the cost of the shares of $3,844 and the difference of $881 was credited to additional paid-in capital.

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

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 946,833 options have been granted. These options expire ten years from the grant date. In 2002, 2003 and 2004, 12,000, 0 and 0 options, respectively, were granted under the Plan and vest over two years. As of December 31, 2004, 576,001 options granted under the Plan remain outstanding.

During 2004, 113,333 shares of common stock were issued from treasury stock for the exercise of stock options. The shares removed had a cost of $7.32 per share. The difference of $139 between the $830 cost of the shares released from treasury stock and the cash proceeds of $691 from the exercise of stock options was charged to additional paid-in capital.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in 2002, 2003 and 2004. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

Years Ended December 31,
	2002		2003		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Income	$ 1,631	$ 1,422	$ 19	$ (22)	$ 3,754	$ 3,751
Diluted Earnings Per Share	$ 0.12	$ 0.11	$ 0.00	$ 0.00	$ 0.28	$ 0.28

The fair value of the option grants in 2001 and 2002 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions:

Year	Weighted Average Risk Free Interest Rate	Weighted Average Expected Remaining Lives	Weighted Average Volatility Factor	Weighted Average Black-Scholes Option Value
2001	4.92%	10 Years	41.46%	$6.38
2002	5.08%	10 Years	52.37%	$6.41

A summary of options for 2002, 2003 and 2004 is as follows:

	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at
Beginning of Year	1,249,355	$11.14	1,211,522	$11.26	697,834	$7.93
Granted	12,000	10.50	--	--	--	--
Forfeited	(2,500)	10.50	(513,688)	15.78	(8,500)	10.50
Exercised	(47,333)	8.04	--	--	(113,333)	6.10

Outstanding at
End of Year	1,211,522	$11.26	697,834	$7.93	576,001	$8.26

Exercisable at
End of Year	1,134,522	$11.31	691,834	$7.91	576,001	$8.26

The options outstanding and exercisable as of December 31, 2004 consist of the following:

Range of Exercise	Number of Options		Weighted Average Exercise Price		Average Remaining Contractual
Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life - Years
$5 to $10	457,501	457,501	$7.67	$7.67	3.26
$10 to $15	118,500	118,500	$10.50	$10.50	6.37

	576,001	576,001	$8.26	$8.26	3.90

In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. As a result, the Company recorded additional compensation expense (credit) of $(305), $0 and $509 in 2002, 2003 and 2004, respectively, relating to the modified stock options.

(5)	Research and Development

Research and Development expenses were $3,467, $3,643 and $3,920 in 2002, 2003 and 2004, respectively. Customers reimbursed the Company for $1,980, $2,032 and $1,546 of research and development expenses in 2002, 2003 and 2004, respectively.

(6)	Leases

Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2008. Rental expense was $136, $124 and $112 in 2002, 2003 and 2004, respectively.

Minimum lease obligations under noncancelable operating leases are as follows:

2005	$82
2006	38
2007	34
2008	10
2009 and Thereafter	--

Total	$164

(7)	Income Taxes

The Company has net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 through 2004. These NOLs are available to the Company to reduce future taxable income and the related tax benefits are included in deferred income taxes on the balance sheets at their net realizable value of approximately $14,977 and $17,135 as of December 31, 2003 and 2004, respectively, reflecting a combined federal and state tax rate of 40%.

The amount of the NOL carryforwards used through December 31, 2004 total $18,578 of the Pre-Reorganization NOLs and $44,785 of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2004 total $14,997 of Pre-Reorganization NOLs, $4,302 of Post-Reorganization NOLs and $23,539 of NOLs generated in 2002 through 2004. Wisconsin NOL carryforwards remaining as of December 31, 2004 total $8,025 of Pre-Reorganization NOLs, $10,901 of Post-Reorganization NOLs and $22,742 of NOLs generated in 2002 through 2004.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11,865 annually. To the extent less than $11,865 is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2,142. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs of $14,997 expire as follows, $8,504 in 2007 and $6,493 in 2008. The Post-Reorganization NOLs of $4,302 expire in 2010. There is no limitation on the usage of the $23,539 of NOLs generated in 2002 through 2004 and these NOLs expire in 2022 through 2024.

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

The components of net deferred income tax assets for the years ended December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
Current Deferred Tax Assets Attributable to:
Inventory Adjustments	$473	$891
Accrued Employee Costs	1,409	1,544
Pension Benefits	1,314	1,328
Postretirement Healthcare Benefits	1,539	1,748
Other	211	272

Total Current Deferred Tax Assets	$4,946	$5,783

Noncurrent Deferred Tax Assets and
(Liabilities) Attributable to:
Property, Plant and Equipment	$(5,307)	$(5,678)
NOL Carryforwards	14,977	17,135
Pension Benefits	1,193	793
Postretirement Healthcare Benefits	14,385	13,360
Other	(680)	(801)

Total Noncurrent Deferred Tax Assets	$24,568	$24,809

Total Net Deferred Tax Assets	$29,514	$30,592

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2002, 2003 and 2004 is as follows:

	Years Ended December 31,
	2002	2003	2004
Pre-tax Income (Loss)	$1,680	$(947)	$5,724

Federal Tax at Statutory Rate of 35%	$588	$(331)	$2,003
State Tax (Benefit), Net of Federal Effect	69	167	298
Permanent Differences and Other, Net	27	(84)	21
Revision of Accrual Related to Prior Year
State Taxes	--	(212)	--
Extra-Territorial Income Exclusion	(635)	(506)	(352)

Total Tax Provision (Credit)	$49	$(966)	$1,970

Effective Tax Rate	2.9%	102.0%	34.4%

The Extra-Territorial Income Exclusion is a statutory exclusion of income related to the Company’s international sales.

The components of income tax expense (benefits) for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2002
	Federal Tax	State Tax	Total
Current	$(652)	$50	$(602)
Deferred	536	48	584
Charge in Lieu of Taxes Related to:
Goodwill	58	8	66
Stock Options	1	--	1

Total Income Tax Expense (Benefit)	$(57)	$106	$49

	2003
	Federal Tax	State Tax	Total
Current	$(20)	$(129)	$(149)
Deferred	(788)	(69)	(857)
Charge in Lieu of Taxes Related to Goodwill	35	5	40

Total Income Tax Benefit	$(773)	$(193)	$(966)

	2004
	Federal Tax	State Tax	Total
Current	$-	$40	$40
Deferred	1,340	363	1,703
Charge in Lieu of Taxes Related to:
Goodwill	35	5	40
Stock Options	164	23	187

Total Income Tax Expense	$1,539	$431	$1,970

(8)	Pensions and Postretirement Benefits

The Company has noncontributory defined benefit pension plans (“Plans”) covering a majority of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $1,455 and $6,766 to the Plans in 2003 and 2004, respectively, and the Company expects to contribute $4,003, $5,170 and $8,464 in 2005, 2006 and 2007, respectively, to the Plans. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. A number of the Plans hold shares of the Company’s common stock, which comprise less than ten percent of any individual plan’s total assets. The market value of Company shares held in all Plans as of December 31, 2004 total $6,090. A summary of the Plans’ asset allocation for the years ended December 31, 2003 and 2004 is as follows:

	December 31,
	2003	2004
Asset Category:
Fixed Income Securities	58.0%	50.0%
Equity Securities	38.0%	44.0%
Cash	4.0%	6.0%

Total	100.0%	100.0%

The Plans’ target asset allocation percentages are fixed income 50% and equities 50%.

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

The benefits estimated to be paid in the next five years for the pension plans range between $15,600 and $17,100 per year and for years six through ten in aggregate total $75,000. For postretirement healthcare and life insurance benefits, the estimated benefit payments over the next five years approximate $4,000 per year and $19,000 in aggregate for years six through ten.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has not yet concluded whether benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and currently has deferred any action relative to the Act.

Certain officers have deferred compensation agreements (the “Officers Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the investments in a Rabbi Trust, of $3,108 and $3,363 as of December 31, 2003 and 2004, respectively, has been recorded under these agreements as actuarially determined. The expense was $291, $320 and $237 in 2002, 2003 and 2004, respectively.

The Company has established a Rabbi Trust for the beneficiaries of the Officers Plan to fund a portion of the benefits earned under the Officers Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

The Company uses a measurement date of September 30 for all pension and postretirement benefit plans. The following is a reconciliation of the change in benefit obligation and Plans assets for the years ended December 31, 2003 and 2004:

	Pension & Officers Benefits		Postretirement Benefits
	2003	2004	2003		2004
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of
Year	$184,896	$186,493		$39,453		$37,113
Service Cost	849	826		286		254
Interest Cost	12,666	12,122		2,548		2,279
Amendments	5	--		--		--
Actuarial (Gains) Losses	5,899	10,343		(1,326)		2,643
Benefits Paid	(17,822)	(17,442)		(3,848)		(4,369)

Projected Benefit Obligation at End of Year	$186,493	$192,342		$37,113		$37,920

Change in Plans Assets:
Plans Assets at Fair Value at Beginning of Year
	$160,864	$163,779		$--		$--
Actual Return on Plans Assets	19,139	12,031		--		--
Company Contributions	1,598	6,907		3,848		4,369
Benefits Paid	(17,822)	(17,442)		(3,848)		(4,369)

Plans Assets at Fair Value at End of Year	$163,779	$165,275	$		$

Funded Status of Plans	$(22,714)	$(27,067)		$(37,113)		$(37,920)
Unrecognized Prior Service Cost	3,085	2,554		--		--
Unrecognized Net Actuarial (Gain) Loss	31,455	45,119		(2,698)		151

Net Prepaid (Accrued) Benefit Cost	$11,826	$20,606		$(39,811)		$(37,769)

Plans with Benefit Obligations in Excess of Plan
Assets:
Projected Benefit Obligation	$114,083	$116,989	$		$
Accumulated Benefit Obligation	114,067	116,445		37,113		37,920
Plan Assets	85,233	87,859		--		--

	Pension & Officers Benefits		Postretirement Benefits
	2003	2004	2003	2004
Weighted Average Assumptions:
Discount Rate	6.50%	6.00%	6.50%	6.00%
Rate of Increase in Compensation Levels	3.00%	3.00%	--	--
Expected Long-Term Rate of Return on Assets	9.25%	9.25%	--	--

The total accumulated pension benefit obligations for all Plans is $183,080 and $188,433 at September 30, 2003 and 2004, respectively. For certain of the Plans and the Officers Plan, the accumulated benefit obligation at September 30, 2003 and 2004 exceeds the fair value of the Plans assets plus accrued pension expense. This results in an additional minimum pension liability of $20,946 and $27,487 as of December 31, 2003 and 2004, respectively. The additional minimum pension liability is allocated to intangible assets for prior service costs of $2,050 and $1,646 as of December 31, 2003 and 2004, respectively, and the balance is reported in stockholders’ equity net of the deferred tax effect. The status of the Plans and the Officers Plan for the years ended December 31, 2003 and 2004 is presented in the balance sheets as follows:

	December 31,
	2003	2004
Other Assets (Intangible Asset)	$2,050	$1,646
Accrued Liabilities - Pensions	(4,837)	(4,003)
Long-Term Prepaids (Liabilities) - Pensions	(1,175)	485
Officers' Deferred Compensation	(3,108)	(3,363)
Stockholders' Equity (Gross Amount)	18,896	25,841

Net Prepaid Benefit Cost	$11,826	$20,606

The components of the net periodic benefit costs for the years ended December 31, 2002, 2003 and 2004 are:

	Pension & Officers Benefits			Postretirement Benefits
	2002	2003	2004	2002	2003	2004
Service Cost-Benefit Earned During
the Period	$720	$849	$826	$313	$286	$254
Interest Cost on Projected Benefit
Obligation	13,356	12,666	12,122	3,126	2,548	2,279
Expected Return on Pension Assets	(19,228)	(17,571)	(15,790)	--	--	--
Net Amortization and Deferral	(1,109)	91	437	(233)	(231)	(205)
Prior Service Cost	563	564	532	--	--	--

Net Periodic Benefit Cost (Income)	$(5,698)	$(3,401)	$(1,873)	$3,206	$2,603	$2,328

Assumptions used in the determination of net periodic benefit costs for these years are:

	2002	2003	2004	2002	2003	2004
Discount Rate	7.50%	6.85%	6.50%	7.50%	6.85%	6.50%
Rate of Increase in Compensation
Levels	3.00%	3.00%	3.00%	--	--	--
Expected Long-Term Rate of Return
on Assets	9.25%	9.25%	9.25%	--	--	--

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 4% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total of Service and Interest Cost Components	$82	$(74)
Effect on Postretirement Healthcare Benefit Obligation	$1,334	$(1,207)

As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $1,265 and $1,364 to these plans during 2003 and 2004, respectively.

(9)	Profit Sharing

The Cudahy site has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $0, $0 and $300 in 2002, 2003 and 2004, respectively. The Albany, Oregon facility has a profit sharing program called “Gainshare” in which all employees are eligible to participate. The Gainshare pool is calculated based on various internal operating measurements. The expense was $93, $0 and $0 in 2002, 2003 and 2004, respectively.

(10)	Commitments and Contingencies

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

A purported stockholder of the Company filed a putative class action, Dean v. Ladish Co., Inc., et. al., Case No. 03-C-0165, in the United States District Court for the Eastern District of Wisconsin, on February 28, 2003, against the Company and two Company officers. The complaint included claims under the federal securities laws and state common law, and sought damages for stockholders who purchased the common stock of the Company between March 10, 1998 and September 27, 2002. The allegations, which the Company disputed, were based primarily on accounting issues relating to the Company’s restatement in 2002. This case was dismissed in 2004 and the order of dismissal was not appealed.

Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

(11)	Related Party Transactions

Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. (“Weber”). The joint venture is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the chief executive officer of Weber. The Company’s payments to Weber under the joint venture were $1,073, $1,251 and $897 in 2002, 2003 and 2004, respectively. The joint venture has no assets or liabilities.

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

The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2002, 2003 and 2004:

	December 31,
	2002	2003	2004
Average Basic Common Shares Outstanding	13,002,224	13,023,393	13,285,582
Incremental Shares Applicable to Common Stock Options
and Warrants	110,979	34,310	102,329

Average Diluted Common Shares Outstanding	13,113,203	13,057,703	13,387,911

The shares outstanding used to compute diluted earnings per share for 2004 excluded outstanding options to purchase 118,500 shares of common stock at a weighted average exercise price of $10.50. These options were excluded because their exercise prices were greater than the average market price of the common shares during the year and their inclusion in the computation would have been antidilutive.

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

	Quarters Ended
2003	March 31	June 30	September 30	December 31
Net Sales	$47,307	$49,055	$42,222	$41,343
Gross Profit	2,016	4,263	3,151	498
Operating Income (Loss)	894	980	1,002	(1,672)
Net Income (Loss)	574	73	178	(806)
Basic Earnings (Loss) Per Share	0.04	0.01	0.01	(0.06)
Diluted Earnings (Loss) Per Share	0.04	0.01	0.01	(0.06)
	Quarters Ended
2004	March 31	June 30	September 30	December 31
Net Sales	$50,716	$53,279	$51,076	$53,636
Gross Profit	2,370	5,721	4,236	5,728
Operating Income	12	3,579	2,059	2,105
Net Income (Loss)	(425)	2,178	816	1,185
Basic Earnings (Loss) Per Share	(0.03)	0.17	0.06	0.09
Diluted Earnings (Loss) Per Share	(0.03)	0.17	0.06	0.09

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(14)	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Provision Charged (Credited) to Profit and Loss	Payments and Accounts Written Off	Balance at End of Year
Year ended December 31, 2002
Allowance for Doubtful Accounts	$341	$(150)	$--	$191
Year ended December 31, 2003
Allowance for Doubtful Accounts	$191	$2	$2	$191
Year ended December 31, 2004
Allowance for Doubtful Accounts	$191	$13	$28	$176

INDEX TO EXHIBITS

Exhibit Numbers	Description	Page Number
3 (a)	Articles of Incorporation of the Company as filed with the Secretary of the State of
Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.
3 (b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b)
on November 5, 2003 are incorporated by reference.
10 (a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit
10.4 on December 23, 1997 is incorporated by reference.
10 (b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.
10 (c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on February 25, 2004 is incorporated by reference.
10 (h)	Amendment No. 6 dated December 29, 2004 to Credit Agreement dated April 14, 2000 among	X-3
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto.
10 (i)	Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (j)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.
10 (k)	Agreement dated February 24,2005 between Ladish Co., Inc. and Huta Stalowa Wola S.A.
filed with Form 8-K on March 2, 2005 is incorporated by reference.

X-1

Exhibit Numbers	Description	Page Number

14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.
21	List of Subsidiaries of the Company, filed with Form 10-K on February 22, 2002 is incorporated by reference.
23	Consent of Independent Registered Public Accounting Firm.	X-6
31 (a)	Written statement of the chief executive officer of the Company certifying this Form
	10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-7
31 (b)	Written statement of the chief financial officer of the Company certifying this Form
	10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-8
32	Written Statement of the chief executive officer and chief financial officer of the
	Company certifying this Form 10-K complies with the requirements of 18 U.S.C.ss.1350	X-9

X-2