Form 10-K/A
period 2004-12-31
LADISH CO INC
filed 2005-03-24
CIK 814250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-23539

Ladish Co., Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	31-1145953
(State of Incorporation)	(I.R.S. Employer Identification No.)
5481 South Packard Avenue, Cudahy, Wisconsin	53110
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code  (414) 747-2611

Securities registered pursuant to Section 12(b) of the Act:
None

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes     X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes     X         No

The aggregate market value of voting stock held by non-affiliates of the Registrant was $79,494,938 as of June 30, 2004.

As of March 11, 2005, there were 13,689,392 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 15, 2005 (the “Original Form 10-K”), to correct an error in language contained in the “Report of the Independent Registered Public Accounting Firm” on the consolidated financial statements. Specifically, the fourth paragraph has been revised to include the language “an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting” and to delete the language “an unqualified opinion on management’s assessment or on the effectiveness of Ladish Co., Inc.’s internal control over financial reporting.”

Except for the amendment described above, this Form 10/K-A does not modify or update our previously reported disclosures in the Original Form 10-K. Because this amendment only corrects a textual error, the dates of all reports and certifications remain as originally filed.

Report of Independent Registered Public Accounting Firm

To the Stockholders of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc., a Wisconsin corporation, and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ladish Co., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 14, 2005

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 23, 2005

LADISH CO., INC.
By:	/s/ Wayne E. Larsen
Wayne E. Larsen Vice President Law/Finance & Secretary

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive Officer	March 23, 2005
Kerry L. Woody	(Principal Executive Officer), Director
/s/ Wayne E. Larsen	Vice President Law/Finance & Secretary (Principal Financial and	March 23, 2005
Wayne E. Larsen	Accounting Officer)
Director
Lawrence W. Bianchi
Director
James C. Hill
/s/ Leon A. Kranz	Director	March 23, 2005
Leon A. Kranz
/s/ J. Robert Peart	Director	March 23, 2005
J. Robert Peart
/s/ John W. Splude	Director	March 23, 2005
John W. Splude
Director
Bradford T. Whitmore