Form 10-K/A
period 2004-12-31
LADISH CO INC
filed 2005-04-18
CIK 814250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 15, 2005, to correct an error in language contained in the “Report of the Independent Registered Public Accounting Firm” on the consolidated financial statements. Specifically, the fourth paragraph has been revised to include the language “an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting” and to delete the language “an unqualified opinion on management’s assessment or on the effectiveness of Ladish Co., Inc.‘s internal control over financial reporting.”

The Consent of Independent Registered Public Accounting Firm and the certifications under Section 302 of the Sarbanes-Oxley Act have been updated for this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits.     See the accompanying index to exhibits on page X-1 which is part of this report.

Financial Statements.     See the accompanying index to financial statements and schedules on page F-1 which is a part of this report.

2

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

/s/ KPMG LLP

Milwaukee, Wisconsin
March 14, 2005

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2003 and 2004
(Dollars in Thousands Except Share Data)

	2003	2004
Assets
Current Assets:
Cash and Cash Equivalents	$10,981	$2,744
Accounts Receivable, Less Allowance of $191 and $176, Respectively	29,683	41,729
Inventories	43,845	51,810
Deferred Income Taxes	4,946	5,783
Prepaid Expenses and Other Current Assets	1,376	750

Total Current Assets	90,831	102,816
Property, Plant and Equipment:
Land and Improvements	4,935	4,920
Buildings and Improvements	35,232	35,652
Machinery and Equipment	156,992	159,477
Construction in Progress	5,575	6,746

	202,734	206,795
Less Accumulated Depreciation	(112,743)	(122,295)

Net Property, Plant and Equipment	89,991	84,500
Deferred Income Taxes	24,568	24,809
Other Assets	11,252	11,262

Total Assets	$216,642	$223,387

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2003 and 2004
(Dollars in Thousands Except Share Data)

	2003	2004
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$13,205	$24,231
Senior Notes	6,000	6,000
Accrued Liabilities:
Pensions	4,837	4,003
Postretirement Benefits	3,848	4,369
Wages and Salaries	3,050	3,776
Taxes, Other Than Income Taxes	334	347
Interest	961	777
Profit Sharing	--	300
Paid Progress Billings	1,600	924
Other	1,601	1,337

Total Current Liabilities	35,436	46,064
Long-Term Liabilities:
Senior Notes	24,000	18,000
Pensions	1,175	--
Postretirement Benefits	35,963	33,400
Officers' Deferred Compensation	3,108	3,363
Other Noncurrent Liabilities	237	136

Total Liabilities	99,919	100,963
Stockholders' Equity:
Common Stock-Authorized 100,000,000, Issued 14,573,515
Shares of $.01 Par Value	146	146
Additional Paid-In Capital	109,639	111,078
Retained Earnings	29,625	33,379
Treasury Stock, 1,550,122 and 911,789 Shares, Respectively of
Common Stock at Cost	(11,349)	(6,675)
Additional Minimum Pension Liability	(11,338)	(15,504)

Total Stockholders' Equity	116,723	122,424

Total Liabilities and Stockholders' Equity	$216,642	$223,387

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

	Years Ended December 31,
	2002		2003		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Income	$1,631	$1,422	$19	$(22)	$3,754	$3,751
Diluted Earnings Per Share	$0.12	$0.11	$0.00	$0.00	$0.28	$0.28

The fair value of the option grants in 2001 and 2002 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions:

Year	Weighted Average Risk Free Interest Rate	Weighted Average Expected Remaining Lives	Weighted Average Volatility Factor	Weighted Average Black-Scholes Option Value
2001	4.92%	10 Years	41.46%	$ 6.38
2002	5.08%	10 Years	52.37%	$ 6.41

        A summary of options for 2002, 2003 and 2004 is as follows:

	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at
Beginning of Year	1,249,355	$11.14	1,211,522	$11.26	697,834	$7.93
Granted	12,000	10.50	--	--	--	--
Forfeited	(2,500)	10.50	(513,688)	15.78	(8,500)	10.50
Exercised	(47,333)	8.04	--	--	(113,333)	6.10

Outstanding at
End of Year	1,211,522	$11.26	697,834	$7.93	576,001	$8.26

Exercisable at
End of Year	1,134,522	$11.31	691,834	$7.91	576,001	$8.26

The options outstanding and exercisable as of December 31, 2004 consist of the following:

Range of	Number of Options		Weighted Average Exercise Price		Average Remaining Contractual
Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life - Years
$5 to $10	457,501	457,501	$7.67	$7.67	3.26
$10 to $15	118,500	118,500	$10.50	$10.50	6.37

	576,001	576,001	$8.26	$8.26	3.90

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

The Company uses a measurement date of September 30 for all pension and postretirement benefit plans. The following is a reconciliation of the change in benefit obligation and Plans assets for the years ended December 31, 2003 and 2004:

	Pension & Officers Benefits		Postretirement Benefits
	2003	2004	2003	2004
Change in Benefit Obligation:
Projected Benefit Obligation at
Beginning of Year	$184,896	$186,493	$39,453	$37,113
Service Cost	849	826	286	254
Interest Cost	12,666	12,122	2,548	2,279
Amendments	5	--	--	--
Actuarial (Gains) Losses	5,899	10,343	(1,326)	2,643
Benefits Paid	(17,822)	(17,442)	(3,848)	(4,369)

Projected Benefit Obligation at End
of Year	$186,493	$192,342	$37,113	$37,920

Change in Plans Assets:
Plans Assets at Fair Value at
Beginning of Year	$160,864	$163,779	$--	$--
Actual Return on Plans Assets	19,139	12,031	--	--
Company Contributions	1,598	6,907	3,848	4,369
Benefits Paid	(17,822)	(17,442)	(3,848)	(4,369)

Plans Assets at Fair Value at End
of Year	$163,779	$165,275	$--	$--

Funded Status of Plans	$(22,714)	$(27,067)	$(37,113)	$(37,920)
Unrecognized Prior Service Cost	3,085	2,554	--	--
Unrecognized Net Actuarial (Gain) Loss	31,455	45,119	(2,698)	151

Net Prepaid (Accrued) Benefit Cost	$11,826	$20,606	$(39,811)	$(37,769)

Plans with Benefit Obligations in Excess of Plan Assets:
Projected Benefit Obligation	$114,083	$116,989	$--	$--
Accumulated Benefit Obligation	114,067	116,445	37,113	37,920
Plan Assets	85,233	87,859	--	--

	Pension & Officers Benefits		Postretirement Benefits
	2003	2004	2003	2004
Weighted Average Assumptions:
Discount Rate	6.50%	6.00%	6.50%	6.00%
Rate of Increase in Compensation Levels	3.00%	3.00%	--	--
Expected Long-Term Rate of Return on Assets	9.25%	9.25%	--	--

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

	December 31,
	2003	2004
Other Assets (Intangible Asset)	$2,050	$1,646
Accrued Liabilities - Pensions	(4,837)	(4,003)
Long-Term Prepaids (Liabilities) - Pensions	(1,175)	(485)
Officers' Deferred Compensation	(3,108)	(3,363)
Stockholders' Equity (Gross Amount)	18,896	25,841

Net Prepaid Benefit Cost	$11,826	$20,606

The components of the net periodic benefit costs for the years ended December 31, 2002, 2003 and 2004 are:

	Pension & Officers Benefits			Postretirement Benefits
	2002	2003	2004	2002	2003	2004
Service Cost-Benefit Earned
During the Period	$720	$849	$826	$313	$286	$254
Interest Cost on Projected
Benefit Obligation	13,356	12,666	12,122	3,126	2,548	2,279
Expected Return on Pension Assets	(19,228)	(17,571)	(15,790)	--	--	--
Net Amortization and Deferral	(1,109)	91	437	(233)	(231)	(205)
Prior Service Cost	563	564	532	--	--	--

Net Periodic Benefit Cost (Income)	$(5,698)	$(3,401)	$(1,873)	$3,206	$2,603	$2,328

Assumptions used in the determination of net periodic benefit costs for these years are:

	2002	2003	2004	2002	2003	2004
Discount Rate	7.50%	6.85%	6.50%	7.50%	6.85%	6.50%
Rate of Increase in
Compensation Levels	3.00%	3.00%	3.00%	--	--	--
Expected Long-Term Rate
of Return on Assets	9.25%	9.25%	9.25%	--	--	--

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
(a) Incremental Shares Applicable to
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

(14)	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Provision Charged (Credited) to Profit and Loss	Payments and Accounts Written Off	Balance at End of Year
Year ended December 31, 2002
Allowance for Doubtful Accounts	$341	$(150)	$-	$191
Year ended December 31, 2003
Allowance for Doubtful Accounts	$191	$2	$2	$191
Year ended December 31, 2004
Allowance for Doubtful Accounts	$191	$13	$28	$176

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADISH CO., INC.
Date: April 13, 2005	By:	/s/ Wayne E. Larsen
Wayne E. Larsen Vice President Law/Finance & Secretary

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive Officer	April 12, 2005
Kerry L. Woody	(Principal Executive Officer), Director
/s/ Wayne E. Larsen	Vice President Law/Finance & Secretary (Principal Financial and	April 12, 2005
Wayne E. Larsen	Accounting Officer)
/s/ Lawrence W. Bianchi	Director	April 11, 2005
Lawrence W. Bianchi
/s/ James C. Hill	Director	April 12, 2005
James C. Hill
/s/ Leon A. Kranz	Director	April 11, 2005
Leon A. Kranz
/s/ J. Robert Peart	Director	April 11, 2005
J. Robert Peart
Director
John W. Splude
/s/ Bradford T. Whitmore	Director	April 11, 2005
Bradford T. Whitmore

INDEX TO EXHIBITS

Exhibit Numbers	Description

3(a)	Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.

3(b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b) on November 5, 2003 are incorporated by reference.

10(a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit 10.4 on December 23, 1997 is incorporated by reference.

10(b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.

10(c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

10(d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

10(e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.

10(f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.

10(g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on February 25, 2004 is incorporated by reference.

10(h)	Amendment No. 6 dated December 29, 2004 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on March 15, 2005 is incorporated herein by reference.

10(i)	Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.

10(j)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

10(k)	Agreement dated February 24,2005 between Ladish Co., Inc. and Huta Stalowa Wola S.A. filed with Form 8-K on March 2, 2005 is incorporated by reference.

X-1

Exhibit Numbers	Description	Page Number

14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.

21	List of Subsidiaries of the Company, filed with Form 10-K on February 22, 2002 is incorporated by reference.

23	Consent of Independent Registered Public Accounting Firm.	X-3

31	(a) Written statement of the chief executive officer of the Company certifying this Form 10-K/A complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-4

31	(b) Written statement of the chief financial officer of the Company certifying this Form 10-K/A complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-5

32	Written Statement of the chief executive officer and chief financial officer of the Company certifying this Form 10-K/A complies with the requirements of 18 U.S.C. ss. 1350	X-6

X-2