Form 10-Q
period 2005-03-31
LADISH CO INC
filed 2005-04-26
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended       March 31, 2005

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

Yes       X               No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       X               No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $0.01 Par Value	13,689,393

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	2005	2004
Net sales	$65,094	$50,716
Cost of sales	57,831	48,346

Gross profit	7,263	2,370
Selling, general and administrative expenses	2,584	2,358

Income from operations	4,679	12
Other income (expense):
Interest expense	(446)	(634)
Other, net	(15)	24

Income (loss) before income tax provision (benefit)	4,218	(598)
Income tax provision (benefit)	1,560	(173)

Net income (loss)	$2,658	$(425)

Basic earnings (loss) per share	$0.19	$(0.03)

Diluted earnings (loss) per share	$0.19	$(0.03)

Basic weighted average shares outstanding	13,676,585	13,023,393
Diluted weighted average shares outstanding	13,828,728	13,023,393

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$320	$2,744
Accounts receivable, less allowance of $176 at each date	49,294	41,729
Inventories	55,485	51,810
Deferred income taxes	5,783	5,783
Prepaid expenses and other current assets	1,296	750

Total current assets	112,178	102,816

Property, plant and equipment:
Land and improvements	4,920	4,920
Buildings and improvements	35,806	35,652
Machinery and equipment	159,995	159,477
Construction in progress	8,187	6,746

	208,908	206,795
Less - accumulated depreciation	(124,534)	(122,295)

Net property, plant and equipment	84,374	84,500
Deferred income taxes	23,340	24,809
Other assets	12,477	11,262

Total assets	$232,369	$223,387

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,009	$24,231
Senior notes	6,000	6,000
Senior bank debt	500	--
Accrued liabilities:
Pensions	5,095	4,003
Postretirement benefits	4,369	4,369
Wages and salaries	4,946	3,776
Taxes, other than income taxes	761	347
Interest	346	777
Profit sharing	75	300
Paid progress billings	613	924
Other	935	1,337

Total current liabilities	52,649	46,064
Long term liabilities:
Senior notes	18,000	18,000
Postretirement benefits	32,795	33,400
Pensions	3,421	3,363
Other noncurrent liabilities	136	136

Total liabilities	107,001	100,963

Stockholders' equity:
Common stock - authorized 100,000,000, issued 14,573,515
shares at each date of $.01 par value	146	146
Additional paid-in capital	111,198	111,078
Retained earnings	36,001	33,379
Treasury stock, 884,122 and 911,789 shares of
common stock at each date at cost	(6,473)	(6,675)
Additional minimum pension liability	(15,504)	(15,504)

Total stockholders' equity	125,368	122,424

Total liabilities and stockholders' equity	$232,369	$223,387

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,658	$(425)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	2,345	2,711
Tax effect related to stock options	65	--
Charge in lieu of taxes related to goodwill	9	--
Non-cash compensation related to stock options	55	--
Deferred income taxes	1,469	(157)
Loss on disposal of property, plant and equipment	21	--
Changes in assets and liabilities:
Accounts receivable	(7,565)	(6,599)
Inventories	(3,675)	(2,853)
Other assets	(1,770)	(475)
Accounts payable and accrued liabilities	6,085	7,790
Other long-term liabilities	(547)	(1,505)

Net cash used for operating activities	(850)	(1,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,240)	(808)

Net cash used in investing activities	(2,240)	(808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior bank debt	500	--
Issuance of common stock	166	--

Net cash provided by financing activities	666	--

DECREASE IN CASH AND CASH EQUIVALENTS	(2,424)	(2,321)
CASH AND CASH EQUIVALENTS, beginning of period	2,744	10,981

CASH AND CASH EQUIVALENTS, end of period	$320	$8,660

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2005 and December 31, 2004 and its results of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004. All adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

Inventories consisted of:

	March 31, 2005	December 31, 2004
Raw material and supplies	$14,574	$13,039
Work-in-process and finished goods	42,165	40,159
Less progress payments	(1,254)	(1,388)

Total inventories	$55,485	$51,810

(3)	Interest and Income Tax Payments

	For the Three Months Ended March 31,
	2005	2004
Interest	$868	$1,151
Income taxes	18	164

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and repurchase agreements which mature in three months or less. Such investments are deemed to be cash equivalents.

(5)	Revenue Recognition

Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the services have been provided, the sales price is determinable and collectibility is reasonably assured. This generally occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are generally recognized as reductions of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability.

(6)	Income Taxes

The first quarter 2005 tax provision of $1,560 reflects an annualized effective tax rate of 37%. The Company is reflecting a higher tax rate due to the repeal of the Extra-Territorial Income Exclusion credit.

(7)	Pensions and Postretirement Benefits

The components of net periodic benefit costs recognized for the three-month periods ending March 31, 2005 and 2004 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$201	$207	$60	$64
Interest cost	2,885	3,031	539	569
Expected return on plan assets	(3,867)	(3,948)	--	--
Amortization of prior service cost	133	133	--	--
Amortization of the net (gain) loss	610	109	(50)	(51)

Net periodic benefit cost (income)	$(38)	$(468)	$549	$582

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute $4,003 to its pension plans in 2005. As of March 31, 2005, the Company has made $10 of cash contributions to the pension plans versus $918 during the same period in 2004. The Company still estimates its total contribution to its pension plans in 2005 will be $4,003.

(8)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(9)	Stockholders’Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 946,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the quarters ended March 31, 2005 and 2004. As of March 31, 2005, 548,334 options granted under the Plan remain outstanding and exercisable. During the first quarter of 2005, 27,667 stock options were exercised and shares were issued from Treasury Stock.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in the three-month period ending March 31, 2005. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	For the Three-Month Period Ended
	March 31, 2005		March 31, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$2,658	$2,658	$(425)	$(428)
Diluted earnings per share	$0.19	$0.19	$(0.03)	$(0.03)

(10)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in approximately seventy-three (73) asbestos cases in Mississippi and three (3) asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from forty-three (43) of the cases in Mississippi and two (2) of the cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

(11)	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company has not determined what effect, if any, FIN 47 will have on its financial position or results of operations.

The Company currently expects to adopt Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, effective January 1, 2006, based on the new effective date announced by the SEC. This cumulative effect of initially applying this Statement, if any, is recognized as of the effective date. Because the Company has no unvested options, it is expected that adoption will have no material effect on the results of operations or financial position as of the effective date.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION

(Dollars in Thousands)

RESULTS OF OPERATIONS

First Quarter 2005 Compared to First Quarter 2004

Net sales for the three months ended March 31, 2005 were $65,094 compared to $50,716 for the same period in 2004. The 28% increase in sales for the first quarter of 2005 was due to the overall improvement in the aerospace industry along with a significantly stronger demand for industrial forgings. Gross profit for the first quarter of 2005 increased to 11.2% of sales in contrast to 4.7% of sales in the first quarter of 2004 primarily as a result of increased sales which permit better absorption of fixed costs, along with improved pricing of by-product sales in 2005.

Selling, general and administrative expenses, as a percentage of sales, were 4.0% for the first quarter of 2005 compared to 4.6% for the same period in 2004. The variation in SG&A expenses as a percentage of sales between the periods was directly attributable to the Company’s increased sales and cost containment efforts, partially offset by the recognition in 2005 of $55 of expense in accordance with Financial Accounting Standards Board Interpretation No. 44 on the variable pricing portion of the Company’s stock option program.

Interest expense for the three-month period in 2005 was $446 in contrast to $634 in 2004. The lower interest expense in 2005 reflects the reduction in the amount of senior notes outstanding. During the first quarter of 2005, the Company’s revolving credit facility had an interest rate equal to the LIBOR rate plus 1.50% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had $500 of borrowings under the revolving credit facility at the end of the first quarter of 2005.

The first quarter tax provision of $1,560 reflects an annualized effective tax rate of 37%. The Company has significant net operating loss (“NOL”) carryforwards which largely offset most calculated tax liabilities of the Company. For financial statement purposes, the Company has recorded as a deferred tax asset the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the first quarter of 2005 was $2,658, a $3,083 increase from the same period in 2004. The increase in profitability was due to the above described sales increase in 2005 along with the recognition of $1,100 of income related to developmental costs on a new program, which were recorded in a previous period. The Company’s contract backlog at March 31, 2005 was $332,441 as the Company received $123,645 of new orders in the first quarter of 2005, in comparison to a backlog of $226,684 at March 31, 2004 and $59,046 of new orders in the first quarter of 2004.

Liquidity and Capital Resources

The Company’s cash position as of March 31, 2005 is $2,424 less than its position at December 31, 2004. The year-to-date decline in cash is a result of a reduction in cash from operating activities due to increases in accounts receivable and inventory partially offset by an increase in trade payables. In addition, cash was reduced in the first quarter of 2005 by an interest payment on the senior notes and $2,240 of capital expenditures.

On July 20, 2001, the Company sold $30,000 of senior notes in a private placement to certain institutional investors. The senior notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The senior notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the senior notes to repay outstanding borrowings and for working capital purposes. The first amortization payment of $6,000 was made on July 20, 2004.

In conjunction with the private placement of the senior notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Facility was further modified to reduce the revolving line of credit to $25,000. The interest rate on the Facility was LIBOR plus 1.50% as of March 31, 2005. There was $500 of borrowings under the Facility as of March 31, 2005. The remaining $24,500 of the line of credit was available pursuant to the terms of the Facility.

The Company has NOL carryforwards that were generated prior to its 1993 reorganization, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were $42,838 as of December 31, 2004. The NOL carryforwards expire gradually in the years 2007 through 2024.

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

____________________

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company's products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material prices
•	Legal, regulatory and environmental issues	•	Taxes
•	Health care costs

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 4.  Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the stockholders during the period covered by this report.

Item 6.  Exhibits

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

LADISH CO., INC.
Date: April 21, 2005	By:	/s/ Wayne E. Larsen
Wayne E. Larsen Vice President Law/Finance & Secretary