Form 10-Q
period 2005-06-30
LADISH CO INC
filed 2005-07-26
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     June 30, 2005

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

Yes	X	No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, $0.01 Par Value	13,707,393

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$66,533	$53,279	$131,627	$103,995
Cost of sales	56,591	47,558	114,422	95,904

Gross profit	9,942	5,721	17,205	8,091
Selling, general and administrative expenses	1,961	2,142	4,545	4,500

Income from operations	7,981	3,579	12,660	3,591
Other income (expense):
Interest expense	(430)	(570)	(876)	(1,204)
Other, net	(18)	58	(33)	82

Income before income tax provision	7,533	3,067	11,751	2,469
Income tax provision	2,903	889	4,463	716

Net income	$4,630	$2,178	$7,288	$1,753

Basic earnings per share	$0.34	$0.17	$0.53	$0.13
Diluted earnings per share	$0.33	$0.17	$0.53	$0.13
Basic weighted average shares outstanding	13,699,847	13,025,356	13,688,280	13,024,380
Diluted weighted average shares outstanding	13,831,563	13,126,107	13,830,209	13,111,140

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

Assets	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$1,466	$2,744
Accounts receivable, less allowance of $176 at each date	49,560	41,729
Inventories	63,368	51,810
Deferred income taxes	5,783	5,783
Prepaid expenses and other current assets	1,035	750

Total current assets	121,212	102,816

Property, plant and equipment:
Land and improvements	4,920	4,920
Buildings and improvements	35,853	35,652
Machinery and equipment	159,939	159,477
Construction in progress	9,222	6,746

	209,934	206,795
Less - accumulated depreciation	(126,175)	(122,295)

Net property, plant and equipment	83,759	84,500
Deferred income taxes	20,500	24,809
Other assets	14,603	11,262

Total assets	$240,074	$223,387

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,615	$24,231
Senior notes	6,000	6,000
Senior bank debt	1,400	--
Accrued liabilities:
Pensions	5,998	4,003
Postretirement benefits	4,369	4,369
Wages and salaries	5,088	3,776
Taxes, other than income taxes	261	347
Interest	776	777
Profit sharing	225	300
Paid progress billings	1,568	924
Other	1,240	1,337

Total current liabilities	56,540	46,064
Long term liabilities:
Senior notes	18,000	18,000
Postretirement benefits	32,257	33,400
Pensions	3,479	3,363
Other noncurrent liabilities	136	136

Total liabilities	110,412	100,963

Stockholders' equity:
Common stock - authorized 100,000,000, issued 14,573,515
shares at each date of $.01 par value	146	146
Additional paid-in capital	110,743	111,078
Retained earnings	40,618	33,379
Treasury stock, 866,122 and 911,789 shares of common stock at each date at cost	(6,341)	(6,675)
Additional minimum pension liability	(15,504)	(15,504)

Total stockholders' equity	129,662	122,424

Total liabilities and stockholders' equity	$240,074	$223,387

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,288	$1,753
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	4,690	5,422
Tax effect related to stock options	101	--
Charge in lieu of taxes related to goodwill	19	--
Non-cash compensation related to stock options	(443)	--
Deferred income taxes	4,309	659
Loss on disposal of property, plant and equipment	37	--
Changes in assets and liabilities:
Accounts receivable	(7,831)	(6,419)
Inventories	(11,558)	(1,028)
Other assets	(3,645)	(3,045)
Accounts payable and accrued liabilities	9,076	5,428
Other long-term liabilities	(1,027)	(2,191)

Net cash provided by operating activities	1,016	579

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,007)	(1,768)
Proceeds from sale of property, plant and equipment	21	1

Net cash used in investing activities	(3,986)	(1,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior bank debt	1,400	--
Issuance of common stock	292	41

Net cash provided by financing activities	1,692	41

DECREASE IN CASH AND CASH EQUIVALENTS	(1,278)	(1,147)
CASH AND CASH EQUIVALENTS, beginning of period	2,744	10,981

CASH AND CASH EQUIVALENTS, end of period	$1,466	$9,834

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2005 and December 31, 2004 and its results of operations and cash flows for the six months ended June 30, 2005 and June 31, 2004. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

Inventories consisted of:

	June 30, 2005	December 31, 2004
Raw material and supplies	$17,014	$13,039
Work-in-process and finished goods	47,476	40,159
Less progress payments	(1,122)	(1,388)

Total inventories	$63,368	$51,810

(3)	Interest and Income Tax Payments

	For the Six Months Ended June 30,
	2005	2004
Interest paid	$861	$1,164
Income taxes paid (refunded)	71	(442)

(4)	Cash and Cash Equivalents

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

The June 30, 2005 year-to-date tax provision of $4,463 reflects an annualized effective tax rate of 38.5%. The principal difference from the expected tax rate of 34% is state income taxes.

(7)	Pensions and Postretirement Benefits

The components of net periodic benefit costs recognized for the six-month periods ending June 30, 2005 and 2004 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$402	$413	$120	$127
Interest cost	5,769	6,060	1,076	1,139
Expected return on plan assets	(7,734)	(7,895)	--	--
Amortization of prior service cost	266	266	--	--
Amortization of the net (gain) loss	1,220	219	(99)	(102)

Net periodic benefit cost (income)	$(77)	$(937)	$1,097	$1,164

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expects to contribute $4,003 to its pension plans in 2005. As of June 30, 2005, the Company has made $1,121 of cash contributions to the pension plans versus $2,014 during the same period in 2004. The Company estimates its total contribution to its pension plans in 2005 will be $4,295.

(8)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(9)	Stockholders’ Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 946,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the quarters ended June 30, 2005 and 2004. As of June 30, 2005, 530,334 options granted under the Plan remain outstanding and exercisable. During the second quarter of 2005, 18,000 stock options were exercised (for cash of $126) and shares were issued from Treasury Stock.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in the three and six-month periods ending June 30, 2005 and June 30, 2004. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	For the 3-Month Period Ended June 30				For the 6-Month Period Ended June 30
	2005		2004		2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Income	$4,630	$4,630	$2,178	$2,178	$7,288	$7,288	$1,753	$1,750
Diluted earnings
per share	$0.33	$0.33	$0.17	$0.17	$0.53	$0.53	$0.13	$0.13

(10)	Legal Proceedings

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company has not determined what effect, if any, FIN 47 will have on its financial position or results of operations.

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

FASB Statement 151, Inventory Costs-an amendment of FASB No. 43, Chapter 4, amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be expensed as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there will be no material effect on its financial position and results of operations.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIONS

Second Quarter 2005 Compared to Second Quarter 2004

Net sales for the three months ended June 30, 2005 were $66,533 compared to $53,279 for the same period in 2004. The 24.9% increase in sales for the second quarter of 2005 was due to the overall improvement in the aerospace industry along with a significantly stronger demand for industrial forgings. Gross profit for the second quarter of 2005 increased to 14.9% of sales in contrast to 10.7% of sales in the second quarter of 2004 primarily as a result of increased sales and a more favorable product mix, which resulted in better absorption of fixed costs, along with improved pricing of by-product sales in 2005.

Selling, general and administrative expenses, as a percentage of sales, were 2.9% for the second quarter of 2005 compared to 4.0% for the same period in 2004. The variation in SG&A expenses as a percentage of sales between the periods was directly attributable to the Company’s increased sales and cost containment efforts, in addition to the recognition in the second quarter of 2005 of $498 of credits in accordance with FASB Interpretation No. 44 (“FIN 44”) on the variable pricing portion of the Company’s stock option program.

Interest expense for the three-month period in 2005 was $430 in contrast to $570 for the same period in 2004. The lower interest expense in 2005 reflects the reduction in the amount of senior notes outstanding. During the second quarter of 2005, the Company’s revolving credit facility had an interest rate equal to the LIBOR rate plus 1.50% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had $1,400 of borrowings under the revolving credit facility at the end of the second quarter of 2005.

The second quarter of 2005 tax provision of $2,903 reflects an annualized effective tax rate of 38.5%. The Company has significant net operating loss (“NOL”) carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded as a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the second quarter of 2005 was $4,630, a $2,452 increase from the same period in 2004. The increase in profitability was due to the above described sales increase in 2005 which resulted in the improved absorption of fixed costs along with improved product mix, favorable by-product sales and tooling revenue. The Company’s contract backlog at June 30, 2005 was $376,511 as the Company received $111,475 of new orders in the second quarter of 2005, in comparison to a backlog of $239,353 at June 30, 2004 and $66,663 of new orders in the second quarter of 2004.

First Six Months of 2005 Compared to First Six Months of 2004

In the first six months of 2005, the Company had $131,627 of net sales, an increase of $27,632 or 26.6% over the same period in 2004. This sales growth was due to the continued improvement in the aerospace market. The Company had gross income of $17,205 or 13.1% of sales in the first half of 2005 in comparison to $8,091 or 7.8% of sales in the first half of 2004. The improvement in profitability in 2005 is attributed to better absorption of fixed costs from the increased sales, improved product mix and gains from by-product sales.

The sales increase in the first half of 2005 along with the recognition of $443 of credits in accordance with FIN 44 contributed to the Company’s ability to reduce its selling, general and administrative expenses to 3.5% of sales in comparison to 4.3% of sales in the first half of 2004.

Interest expense of $876 in the first six months of 2005 was a reduction of $328 from the $1,204 of interest expense incurred in the same period of 2004. The reduction in interest is due to the lower level of debt in 2005 resulting from the July 2004 initial amortization of $6,000 of long-term notes.

The Company recognized $4,463 of tax expense for the first half of 2005, an effective rate of 38.5%, versus $716, an effective rate of 29%, in 2004. The higher rate in 2005 is attributable to the Company being profitable throughout 2005 in comparison to 2004 which included a loss in the first quarter of that year. The Company has significant net operating loss (“NOL”) carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded as a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

Net income for the first half of 2005 of $7,288, 5.5% of sales, resulted in diluted earnings per share of $0.53. The improvement over the 2004 first half results of $1,753, 1.7% of sales and diluted earnings per share of $0.13 is due to a number of factors. The 2005 increase in sales provided for better absorption of fixed costs and resulted in improved profitability on the incremental sales growth as the Company was able to increase production without incrementally increasing its cost structure. The first half of 2005 also contained a favorable product mix and the Company benefited from higher by-product sales as metal prices increased significantly. During the first six months of 2005, the Company received $235,120 in new orders in contrast to $125,709 during the same period in 2004 and had a contract backlog of $376,511 at June 30, 2005.

Liquidity and Capital Resources

The Company’s cash position as of June 30, 2005 is $1,278 less than its position at December 31, 2004. The year-to-date decline in cash is a result of a reduction in cash from operating activities due to increases in accounts receivable and inventory partially offset by an increase in trade payables and use of the revolving credit facility. In addition, cash was reduced in the first six month of 2005 by $4,007 of capital expenditures.

On July 20, 2001, the Company sold $30,000 of senior notes in a private placement to certain institutional investors. The senior notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The senior notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the senior notes to repay outstanding borrowings and for working capital purposes. The first amortization payment of $6,000 was made on July 20, 2004, the second amortization payment of $6,000 was made on July 20, 2005.

In conjunction with the private placement of the senior notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the revolving line of credit to $45,000. On December 31, 2002, the Facility was further modified to reduce the revolving line of credit to $25,000. The interest rate on the Facility was LIBOR plus 1.50% as of June 30, 2005. There was $1,400 of borrowings under the Facility as of June 30, 2005. The remaining $23,600 of the line of credit was available pursuant to the terms of the Facility.

On July 20, 2005, the Company and the same lenders amended the Facility to provide for a $15,000 term loan component (the “Term Loan”). The duration of the Term Loan is five years with amortization of the Term Loan beginning in year two. The amortization is based on a ten-year payback with a balloon payment at the end of year five. The interest rate on the Term Loan is fixed at 5.75%. The revolving line of credit was increased to $35,000 with an interest rate of LIBOR plus 1.25%.

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
energy prices
•	Legal, regulatory and environmental issues	•	Taxes
•	Health care costs

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the April 28, 2005 Annual Meeting of the Stockholders of the Company, the Stockholders were asked to vote on the election of a new Board of Directors for the next year or until their successors are duly elected. The following tabulation reflects the results of that election:

Individual	For	Withheld
Lawrence W. Bianchi	9,150,910	72,581
James C. Hill	9,154,314	69,177
Leon A. Kranz	7,405,012	1,818,479
J. Robert Peart	9,154,274	69,217
John W. Splude	9,154,674	68,817
Bradford T. Whitmore	9,050,385	173,106
Kerry L. Woody	9,151,660	71,831

The Stockholders were also asked to ratify the action taken by the Audit Committee of the Board of Directors in selecting the independent audit firm of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2005. The Stockholders approved this action by the following vote:

For	Against	Abstain
9,216,152	5,585	1,754

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

LADISH CO., INC.
Date: July 26, 2005	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary