Form 10-Q
period 2005-09-30
LADISH CO INC
filed 2005-10-24
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     September 30, 2005

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

Yes    X     No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X     No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, $0.01 Par Value	13,857,060

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$64,832	$51,076	$196,459	$155,071
Cost of sales	54,578	46,840	169,000	142,744

Gross profit	10,254	4,236	27,459	12,327
Selling, general and administrative expenses	4,436	2,177	8,981	6,677

Income from operations	5,818	2,059	18,478	5,650
Other income (expense):
Interest expense	(504)	(476)	(1,380)	(1,680)
Other, net	6	19	(27)	101

Income before income tax provision	5,320	1,602	17,071	4,071
Income tax provision	2,044	786	6,507	1,502

Net income	$3,276	$816	$10,564	$2,569

Basic earnings per share	$0.24	$0.06	$0.77	$0.19
Diluted earnings per share	$0.23	$0.06	$0.76	$0.19
Basic weighted average shares outstanding	13,797,349	13,479,208	13,725,036	13,177,655
Diluted weighted average shares outstanding	13,989,775	13,573,969	13,883,798	13,267,082

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

Assets	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$5,761	$2,744
Accounts receivable, less allowance of $176 at each date	48,297	41,729
Inventories	68,478	51,810
Deferred income taxes	5,783	5,783
Prepaid expenses and other current assets	1,145	750

Total current assets	129,464	102,816

Property, plant and equipment:
Land and improvements	5,007	4,920
Buildings and improvements	36,139	35,652
Machinery and equipment	162,401	159,477
Construction in progress	7,519	6,746

	211,066	206,795
Less - accumulated depreciation	(128,416)	(122,295)

Net property, plant and equipment	82,650	84,500
Deferred income taxes	19,062	24,809
Other assets	17,368	11,262

Total assets	$248,544	$223,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,094	$24,231
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	6,732	4,003
Postretirement benefits	4,369	4,369
Wages and salaries	4,714	3,776
Taxes, other than income taxes	256	347
Interest	330	777
Profit sharing	338	300
Paid progress billings	476	924
Other	1,244	1,337

Total current liabilities	49,553	46,064
Long term liabilities:
Senior bank debt	15,000	--
Senior notes	12,000	18,000
Postretirement benefits	31,781	33,400
Pensions	3,537	3,363
Other noncurrent liabilities	136	136

Total liabilities	112,007	100,963

Stockholders’ equity:
Common stock - authorized 100,000,000, issued 14,573,515
shares at each date of $.01 par value	146	146
Additional paid-in capital	113,258	111,078
Retained earnings	43,882	33,379
Treasury stock, 716,455 and 911,789 shares of common stock at each date at cost	(5,245)	(6,675)
Additional minimum pension liability	(15,504)	(15,504)

Total stockholders’ equity	136,537	122,424

Total liabilities and stockholders’ equity	$248,544	$223,387

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,564	$2,569
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	6,958	8,018
Charge in lieu of taxes related to goodwill	29	--
Non-cash compensation related to stock options	1,589	--
Deferred income taxes	6,278	1,428
(Gain) loss on disposal of property, plant and equipment	38	(10)
Changes in assets and liabilities:
Accounts receivable	(6,568)	(7,267)
Inventories	(16,668)	(5,132)
Other assets	(6,530)	(5,286)
Accounts payable and accrued liabilities	3,489	13,556
Other long-term liabilities	(1,445)	(2,830)

Net cash provided by (used in) operating activities	(2,266)	5,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,169)	(4,016)
Proceeds from sale of property, plant and equipment	23	45

Net cash used in investing activities	(5,146)	(3,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior notes	(6,000)	(6,000)
Proceeds from senior bank debt	15,000	--
Issuance of common stock	1,429	41

Net cash provided by (used in) financing activities	10,429	(5,959)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,017	(4,884)
CASH AND CASH EQUIVALENTS, beginning of period	2,744	10,981

CASH AND CASH EQUIVALENTS, end of period	$5,761	$6,097

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2005 and its results of operations and cash flows for the interim periods then ended. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	September 30, 2005	December 31, 2004
Raw material and supplies	$17,989	$13,039
Work-in-process and finished goods	50,933	40,159
Less progress payments	(444)	(1,388)

Total inventories	$68,478	$51,810

(3)	Interest and Income Tax Payments

	For the Nine Months Ended September 30,
	2005	2004
Interest paid	$1,804	$2,257
Income taxes paid (refunded)	241	(435)

(4)	Cash and Cash Equivalents

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

The September 30, 2005 year-to-date tax provision of $6,507 reflects an annualized combined federal and state effective tax rate of 38.1%. The principal difference from the expected federal tax rate of 35% is due primarily to state income taxes, partially offset by the benefit of the Extra-Territorial Income (“ETI”) exclusion.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the nine-month periods ending September 30, 2005 and 2004 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$602	$620	$180	$191
Interest cost	8,656	9,091	1,615	1,709
Expected return on plan assets	(11,600)	(11,843)	--	--
Amortization of prior service cost	398	399	--	--
Amortization of the net (gain) loss	1,829	328	(149)	(154)

Net periodic benefit cost (income)	$(115)	$(1,405)	$1,646	$1,746

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $4,003 to its pension plans in 2005. As of September 30, 2005, the Company has made $3,037 of cash contributions to the pension plans versus $2,030 during the same period in 2004. In addition, on July 14, 2004, the Company contributed common stock with a market value of $4,725 to the pension plans. The Company currently estimates its total contribution to its pension plans in 2005 will be $4,295.

(8)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(9)	Stockholders’ Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were 3,000 options forfeited and no options granted in the nine months ended September 30, 2005. As of September 30, 2005, 377,667 options granted under the Plan remain outstanding and exercisable. During 2005, 195,334 stock options were exercised (for cash of $1,429) and shares were issued from Treasury Stock.

The Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in the three and nine-month periods ending September 30, 2005 and September 30, 2004. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2005		2004		2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$3,276	$3,276	$816	$816	$10,564	$10,564	$2,569	$2,566
Diluted earnings
per share	$0.23	$0.23	$0.06	$0.06	$0.76	$0.76	$0.19	$0.19

(10)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi and three asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from many of the cases in Mississippi and two of the cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

(11)	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of the fiscal year ending after December 15, 2005. The Company has not determined what effect, if any, FIN 47 will have on its financial position or results of operations.

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

FASB Statement 151, Inventory Costs-an amendment of FASB No. 43, Chapter 4, amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be expensed as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there will be no effect on its financial position and results of operations.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIONS

Third Quarter 2005 Compared to Third Quarter 2004

Net sales for the three months ended September 30, 2005 were $64,832 compared to $51,076 for the same period in 2004. The 27% increase in sales for the third quarter of 2005 was due to the overall improvement in the aerospace industry along with a significantly stronger demand for industrial forgings. Gross profit for the third quarter of 2005 increased to 15.8% of sales in contrast to 8.3% of sales in the third quarter of 2004 primarily as a result of increased sales and a more favorable product mix, which resulted in better absorption of fixed costs, along with improved pricing of by-product sales in 2005.

Selling, general and administrative expenses, as a percentage of sales, were 6.8% for the third quarter of 2005 compared to 4.3% for the same period in 2004. The increase in SG&A expenses as a percentage of sales between the periods was directly attributable to the Company’s recognition in the third quarter of 2005 of $2,032 of charges in accordance with FASB Interpretation No. 44 (“FIN 44”) on the variable pricing portion of the Company’s stock option program. Without the FIN 44 charge, SG & A in the third quarter of 2005 would have been $2,404 or 3.7% of sales, reflecting the Company’s increased sales and cost containment efforts.

Interest expense for the three-month period in 2005 was $504 in contrast to $476 for the same period in 2004. The higher interest expense in 2005 reflects establishment of the $15,000 term loan in the period partially offset by the $6,000 reduction in the amount of senior notes outstanding. During the third quarter of 2005, the Company’s revolving credit facility had an interest rate equal to the LIBOR rate plus 1.25% per annum. The term loan bore an interest rate of 5.75% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had no borrowings under the revolving credit facility at the end of the third quarter of 2005.

The third quarter of 2005 income tax provision of $2,044 reflects an annualized effective tax rate of 38.4%. The Company has significant net operating loss (“NOL”) carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the third quarter of 2005 was $3,276, a $2,460 increase from the same period in 2004. The increase in profitability was due to the above described sales increase in 2005 which resulted in the improved absorption of fixed costs along with improved product mix, favorable by-product sales and tooling revenue. The Company’s contract backlog at September 30, 2005 was $394,913 as the Company received $83,493 of new orders in the third quarter of 2005, in comparison to a backlog of $269,933 at September 30, 2004 and $82,087 of new orders in the third quarter of 2004.

First Nine Months of 2005 Compared to First Nine Months of 2004

In the first nine months of 2005, the Company had $196,459 of net sales, an increase of $41,388 or 27% over the same period in 2004. This sales growth was due to the continued improvement in the aerospace market. The Company had gross income of $27,459 or 14% of sales in the first nine months of 2005 in comparison to $12,327 or 7.9% of sales in the first nine months of 2004. The improvement in profitability in 2005 is attributed to better absorption of fixed costs from the increased sales, improved product mix and gains from by-product sales.

Selling, general and administrative expenses in the first nine months of 2005 were 4.6% of sales; excluding the impact of the FIN 44 charge of $1,589, selling, general and administrative expenses were 3.8% of sales in comparison to 4.3% of sales in the first nine months of 2004. This percentage reduction was attributable to the sales increase and cost containment efforts in the first nine months of 2005 vs. 2004.

Interest expense of $1,380 in the first nine months of 2005 was a reduction of $300 from the $1,680 of interest expense incurred in the same period of 2004. The reduction in interest is due to the lower level of debt through most of 2005 resulting from the July 2004 and 2005 annual amortization of $6,000 of long-term notes, partially offset by the activation of the $15,000 Term Loan facility in July of 2005.

The Company recognized $6,507 of income tax expense for the first nine months of 2005, an effective rate of 38.1%, versus $1,502, an effective rate of 36.9%, in 2004. The Company has significant net operating loss NOL carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

Net income for the first nine months of 2005 of $10,564, 5.4% of sales, resulted in diluted earnings per share of $0.76. The improvement over the 2004 first nine months results of $2,569, 1.7% of sales and diluted earnings per share of $0.19 is due to a number of factors. The 2005 increase in sales provided for better absorption of fixed costs and resulted in improved profitability on the incremental sales growth as the Company was able to increase production without incrementally increasing its cost structure. The first nine months of 2005 also contained a favorable product mix and the Company benefited from higher by-product sales as metal prices increased significantly. During the first nine months of 2005, the Company received $318,613 in new orders in contrast to $207,796 during the same period in 2004 and had a contract backlog of $394,913 at September 30, 2005.

Liquidity and Capital Resources

The Company’s cash position as of September 30, 2005 is $3,017 more than its position at December 31, 2004. The year-to-date increase in cash is a result of drawing $15,000 under the new Term Loan offset by a reduction in cash from a $6,000 amortization of senior notes and from operating activities due to increases in accounts receivable and inventory partially offset by an increase in trade payables. In addition, cash was reduced in the first nine months of 2005 by $5,169 of capital expenditures.

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

On July 20, 2005, the Company and the same lenders amended the Facility to provide for a $15,000 term loan component (the “Term Loan”). The duration of the Term Loan is five years with amortization of the Term Loan beginning in year two. The amortization is based on a ten-year payback with a balloon payment at the end of year five. The interest rate on the Term Loan is fixed at 5.75%. The revolving line of credit was increased to $35,000 with an interest rate of LIBOR plus 1.25%. There were no borrowings under the revolving line of credit as of September 30, 2005. The entire line of credit was available pursuant to the terms of the Facility.

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

_______________________

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company's products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material and
•	Legal, regulatory and environmental issues		energy prices
•	Health care costs	•	Taxes

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

LADISH CO., INC.
Date: October 24, 2005	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary