Form 10-K
period 2005-12-31
LADISH CO INC
filed 2006-03-13
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-23539

Ladish Co., Inc.
( Exact name of registrant as specified in its charter )

Wisconsin	31-1145953
( State of Incorporation )	( I.R.S. Employer Identification No. )
5481 S. Packard Avenue
Cudahy, Wisconsin	53110
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code (414) 747-2611

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common stock, $0.01 par value	Nasdaq

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $129,615,005 as of June 30, 2005.

14,013,053
(Number of Shares of common stock outstanding as of March 11, 2005)

( Continued on reverse side )

( Continued from cover page )

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Documents*	Portions of Documents are Incorporated
Proxy Statement for 2006 Annual	Part III, Item 10. Directors and Executive Officers of the Registrant
Meeting of Stockholders
Part III, Item 11. Executive Compensation
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management
Part III, Item 13. Certain Relationships and Related Transactions
Part III, Item 14. Principal Accountant Fees and Services

* Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

PART 1

Item 1. Business

General

Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 89% of the Company’s 2005 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 27% of the Company’s 2005 billings were derived from sales, directly or through prime contractors, under United States government contracts, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

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

	Years Ended December 31,
	2003		2004		2005
	(Dollars in millions)
Jet Engine Components	$133	74%	$147	70%	$185	69%
Aerospace Components	36	20%	45	22%	54	20%
General Industrial Components	11	6%	17	8%	28	11%

Total	$180	100%	$209	100%	$267	100%

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

Much of the Company’s business is capital intensive, requiring large and sophisticated forging, casting and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer and largest ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish’s 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Much of the domestic forging equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

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

Customers

The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 56%, 52% and 52% of the Company’s revenues in 2003, 2004 and 2005, respectively. Net sales to Rolls-Royce were 26%, 26% and 28%, United Technologies 18%, 15% and 14% and General Electric 12%, 11% and 10% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s sales.

Caterpillar, Volvo, Techspace Aero and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.

Exports accounted for approximately 48%, 49% and 53% of total Company net sales in 2003, 2004 and 2005, respectively. Exports to England constituted approximately 23%, 24% and 26%, respectively in the above years, of total Company net sales.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.6 million, $3.9 million and $4.0 million on applied research and development work during 2003, 2004 and 2005, respectively. Customers reimbursed the Company for $2.0 million, $1.5 million and $1.4 million of research and development expenses in 2003, 2004 and 2005, respectively.

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

The titanium and nickel-based superalloys used by the Company have a relatively high dollar value. Accordingly, the Company recovers and recycles scrap materials such as machine turnings, forging flash, solids and test pieces (“by-products’). The proceeds from the disposition of by-products are taken as a reduction to the Company’s cost of goods and are not treated as a part of net sales.

The Company’s most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Special Metals Corporation and Allegheny Technologies. Its principal suppliers of titanium alloys are Titanium Metals Corporation of America, Allegheny Technologies and RTI International. The Company typically has fixed-price contracts with its suppliers.

In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which have reduced overall lead times and the total cost of raw materials. However, with the upturn in demand in the markets served by the Company in 2005 and expected in 2006, raw material lead times have been extended and prices are increasing. The Company attempts to protect against raw material price escalation by passing those price increases directly to the Company’s customers.

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The rapidly fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company’s 2005 results and are likely to have a similar, if not greater, effect in 2006. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 12 to 24 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $219 million, $274 million and $450 million as of December 31, 2003, 2004 and 2005, respectively. The Company’s backlog declined by approximately 20% following the terrorist attacks on September 11, 2001. Following these terrorist attacks, the commercial aerospace market experienced a significant downturn worldwide. The global commercial aerospace market continued to soften in 2002 and the first half of 2003. The Company’s backlog experienced an upward trend in the second half of 2003. New order activity was strong throughout 2004 with the Company receiving $266 million of new orders in 2004 in comparison to $206 million of new orders in 2003. In 2005, the Company received approximately $434 million in new orders as the commercial aerospace market continued to expand.

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

Forward Looking Statements

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company's products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material and
•	Health care costs		energy prices
•	Legal, regulatory and environmental issues, including the documentation	•	Taxes
for Section 404 of the Sarbanes-Oxley Act

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Employees

As of December 31, 2005, domestically, the Company had approximately 1,170 employees, of whom 885 were engaged in manufacturing functions, 70 in executive and administrative functions, 175 in technical functions, and 40 in sales and sales support. At such date, approximately 564 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. Internationally, the Company had approximately 780 employees in Poland as of December 31, 2005, most of whom are represented by the Solidarity trade union.

Union	Expiration Date	Number of Employees Represented by Collective Bargaining Agreement
International Association of Machinists & Aerospace	February 26, 2012	219
Workers, Local 1862
International Brotherhood of Boilermakers, Iron Ship	October 1, 2006	160
Builders, Blacksmiths, Forgers & Helpers,
Subordinate Lodge 1509
International Federation of Professional & Technical	August 20, 2006	87
Engineers, Technical Group, Local 92
International Association of Machinists & Aerospace	March 26, 2006	53
Workers, Die Sinkers, Local 140
Office & Professional Employees International Union,	July 15, 2007	23
Clerical Group, Local 35
International Brotherhood of Electrical Workers, Local	November 12, 2006	18
662
Service Employees International, Local 150	April 24, 2006	4

Executive Officers of the Company

Name	Age	Position
Kerry L. Woody	54	President & CEO and Director
Wayne E. Larsen	51	Vice President Law/Finance & Secretary
Gene E. Bunge	60	Vice President, Engineering
George Groppi	57	Vice President, Quality & Metallurgy
David L. Provan	56	Vice President, Materials Management
Gary J. Vroman	46	Vice President, Sales & Marketing
Lawrence C. Hammond	58	Vice President, Human Resources
Randy B. Turner	56	President - Pacific Cast Technologies, Inc. ("PCT")
Paul Murphy	51	President - Stowe Machine Co., Inc. ("Stowe")

Item 1A.  Risk Factors

Cyclicality of the Aerospace and Jet Engine Industries

Substantially all of our revenues are derived from the aerospace and jet engine industries, which are cyclical in nature and subject to changes based on general economic conditions, airline profitability, passenger ridership and international relations. The duration and severity of upturns and downturns in these industries are influenced by a variety of factors, including those set forth herein. Accordingly, they cannot be predicted with any certainty. Historically, orders for new commercial aircraft and related commercial aerospace components have been driven by the operating profits or losses of commercial airlines. Purchases by customers in the military aerospace sector are dependent upon defense budgets. Events adversely affecting the aircraft industry, such as cyclical overcapacity and inability to maintain profitable fare structures, would likely have a material adverse effect on our financial condition and results of operations.

Reduction in Government Spending

Since 2002, almost one-third of our revenues have been derived from the government-sponsored aerospace industry, an industry that is dependent upon government budgets and, in particular, the United States government budget. There can be no assurance that U.S. defense and space budgets and the related demand for defense and space equipment will continue or that sales of defense and space equipment to foreign governments will continue at present levels.

Competition

The sale of metal components for the aerospace, jet engine and industrial markets is highly competitive. Many products we manufacture are readily interchangeable with the products manufactured by our competitors. Many of our products are sold under long-term contracts which are bid upon by several suppliers. Our principal competitor, Precision Castparts Corp., is a substantially larger business and has greater financial resources.

Reliance on Major Customers

Our three largest customers accounted for approximately 56%, 52% and 52% of our revenues in 2003, 2004 and 2005. Because of the small number of customers for some of our principal products, those customers exercise significant influence over our prices and other terms of trade. The loss of any of our largest customers could have a material adverse effect on our financial condition and results of operations.

Dependence on Key Personnel

We have been and continue to be dependent on certain key management personnel. Our ability to maintain our competitive position will depend, in part, upon our ability to retain these key managers and to continue to attract and retain highly qualified managerial, manufacturing and sales and marketing personnel. There can be no assurance that the loss of key personnel would not have a material adverse effect on our results of operations or that we will be able to recruit and retain such personnel.

Product Liability Exposure

We produce many critical engine and structural parts for commercial and military aircraft and for other specialty applications. As a result, we have an inherent risk of exposure to product liability claims. We currently maintain product liability insurance, but there can be no assurance that insurance coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for any liabilities that might be incurred.

Availability and Price of Raw Materials

The largest single component of our cost of goods sold is raw material costs. We manufacture products in a wide variety of specialty metals and alloys, some of which can only be purchased from a limited number of suppliers. We hold limited quantities of raw materials in inventory but, for the principal part of our business, we seek to procure delivery of raw materials in quantities and at times matching customers’ orders. We, along with other entities in the industry, have experienced periods of increased delivery times for nickel-based and titanium alloys and certain stainless steels, which account for a significant portion of our raw materials. Significant scarcity of supply of raw materials used by us could have a material adverse effect on our results of operations by affecting both the timing of delivery and the cost of purchasing such materials. Many of our products are sold pursuant to long-term agreements with our customers, which currently provide us the right to pass through material cost increases. Any inability to obtain such rights in future long-term agreements could have a material adverse effect on our results of operations.

Labor Contracts

Approximately 48% of our domestic employees are represented by seven collective bargaining units. Contracts are typically renegotiated every three years with each union. While we do not expect that work stoppages will arise in connection with the renewal of labor agreements expiring in the foreseeable future, no assurance can be given that work stoppages will not occur. An extended or widespread work stoppage could have a material adverse effect on our results of operations.

Pension and Other Postretirement Benefit Obligations

Many of our employees are eligible to participate in various Company-sponsored pension plans. In addition to pension benefits, we provide health care and life insurance benefits to our eligible employees and retirees. The pension benefits have been and will continue to be funded through contributions to pension trusts, while health care and life insurance benefits are paid as incurred.

We have several pension plans, certain of which are underfunded. The aggregate actuarially determined liability recorded for these pension plans on the balance sheet at December 31, 2005 was approximately $46 million.

The actuarially determined liability recorded for postretirement health care and life insurance benefits on the balance sheet at December 31, 2005 was approximately $35 million on an actuarial basis and will be paid as incurred.

Compliance with Environmental and Other Government Regulations

Our operations are subject to extensive environmental, health and safety laws and regulations promulgated by federal, state and local governments. Many of these laws and regulations provide for substantial fines and criminal sanctions for violations. The nature of our business exposes us to risks of liability due to the use and storage of materials that can cause contamination or personal injury if released into the environment. In addition, environmental laws may have a significant effect on the nature, scope and cost of cleanup of contamination at operating facilities. It is difficult to predict the future development of such laws and regulations or their impact on future earnings and operations, but we anticipate that these standards will continue to require continued capital expenditures. There can be no assurance that we will not incur material costs and liabilities in the future relating to environmental matters.

Net Operating Loss Carryforwards

At December 31, 2005, domestically, we had approximately $30.0 million of net operating loss (“NOL”) carryforwards for federal income tax purposes, of which approximately $6.4 million are restricted due to the 1993 change of ownership of Ladish in connection with our financial restructuring through Chapter 11 proceedings and $0.4 million are restricted due to the 1998 initial public offering of securities. To the extent we generate taxable income, these NOL carryforwards will reduce our federal income tax payments in future years and therefore increase our after-tax cash flow. Should we fail to generate sufficient taxable income to utilize the NOL carryforwards, we could be forced to establish a valuation reserve for those NOL carryforwards we are not likely to use.

Risks Related to Significant Price Concessions to Our Customers and Increased Pressure to Reduce Our Costs

We are subject to substantial competition in all of the markets we serve, and we expect this competition to continue. As a result, we have made significant price concessions to our customers in the aerospace and industrial markets in recent years and we expect customer pressure for price concessions to continue. Maintenance of our profitability will depend, in part, on our ability to sustain a cost structure that enables us to be cost-competitive. If we are unable to adjust our cost relative to our pricing or if we are unable to continue to compete effectively, our business will suffer.

Our Business is Affected by Federal Rules, Regulations and Orders Applicable to Government Contractors

A number of our products are manufactured and sold under U.S. government contracts or subcontracts. Violation of applicable government rules and regulations could result in civil liability, in cancellation or suspension of existing contracts or in ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.

Risks Associated with International Operations

We purchase products from and supply products to businesses located outside of the United States. In fiscal 2005, approximately 53% of our total sales were attributable to non-U.S. customers. A number of risks inherent in international business could have a material adverse effect on our future results of operations, including:

•	currency fluctuations;

•	general economic and political uncertainties and potential for social unrest in international markets;

•	limitations on our ability to enforce legal rights and remedies;

•	changes in trade policies;

•	tariff regulations;

•	difficulties in obtaining export and import licenses; and

•	the risk of government financed competition.

Our Business Involves Risks Associated with Complex Manufacturing Processes

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternative. Unexpected failures of this equipment may result in production delays, revenue loss and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our business requires it continuously to implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns and increased costs. Any disruption of operations at our facilities due to equipment failures or process interruptions could have a material adverse effect on our business.

Acquisitions

We expect that we will continue to make acquisitions of, investments in, and strategic alliances with complementary businesses, products and technologies to enable us to add products and services for our core customer base and for related markets, and to expand our business geographically. The success of this acquisition strategy will depend on our ability to: identify suitable businesses to buy; negotiate the purchase of those businesses on terms acceptable to us; complete the acquisitions within our expected time frame; improve the results of operations of the businesses that we buy and successfully integrate their operations into our own; and avoid or overcome any concerns expressed by regulators.

We may fail to properly complete any or all of these steps. We may not be able to find appropriate acquisition candidates, acquire those candidates that we do find, obtain necessary permits or integrate acquired businesses effectively and profitably.

Some of our competitors are also seeking to acquire similar businesses, including competitors that have greater financial resources than we do. Increased competition may reduce the number of acquisition targets available to us and may lead to less favorable terms as part of any acquisition, including higher purchase prices. If acquisition candidates are unavailable or too costly, we may need to change our business strategy.

We also cannot be certain that we will have enough capital or be able to raise enough capital on reasonable terms, if at all, to complete the purchases of the businesses that we want to buy. Our credit facility limits our ability to make acquisitions. Our lender may object to certain purchases or place conditions on them that would limit their benefit to us.

If we are unsuccessful in implementing our acquisition strategy for the reasons discussed above or otherwise, our financial condition and results of operations could be materially adversely affected.

Item 1B.  Unresolved Staff Comments

The Company has no unresolved comments from the Commission staff.

Item 2.  Properties

The following table sets forth the location and size of the Company’s four facilities:

	Approximate Acreage	Approximate Square Footage
Cudahy, Wisconsin	140.0	1,650,000
Windsor, Connecticut	8.2	40,000
Albany, Oregon	14.0	110,000
Stalowa Wola, Poland	70.0	820,000

The above facilities are owned by the Company.

The Company reached an agreement in the fourth quarter of 2005 to acquire Valley Machining, Inc. (“Valley”), see “Recent Events.” The Valley facility is approximately 40,000 square feet in size on a three-acre parcel.

The Company believes that its facilities are well maintained, are suitable to support the Company’s business and are adequate for the Company’s present and anticipated needs. While the rate of utilization of the Company’s manufacturing equipment is not uniform, the Company estimates that its facilities overall are currently operating at approximately 75% of capacity.

The principal executive offices of the Company are located at 5481 South Packard Avenue, Cudahy, Wisconsin 53110. Its telephone number at such address is (414) 747-2611.

Item 3.  Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi and a few asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from a majority of the cases in Mississippi and several of the cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.

The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2003, 2004 and 2005. At December 31, 2005 there were an estimated 2,500 beneficial holders of the Company’s common stock.

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
	High	Low	High	Low	High	Low
First quarter	$ 8.35	$ 4.45	$ 9.45	$ 7.50	$12.35	$10.40
Second quarter	$ 7.02	$ 4.40	$ 9.70	$ 8.07	$12.36	$ 9.96
Third quarter	$ 7.33	$ 5.60	$ 9.60	$ 8.00	$18.14	$ 9.99
Fourth quarter	$ 8.27	$ 6.12	$ 11.70	$ 9.72	$22.52	$17.80

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

	Year Ended December 31,
	(Dollars in millions, except earnings per share)
INCOME STATEMENT DATA	2001	2002	2003	2004	2005
Net sales	$252.417	$188.544	$179.927	$208.707	$266.841
Income from operations	22.759	3.296	1.204	7.755	23.847
Interest expense	2.047	1.867	2.217	2.125	2.072
Net income	13.129	1.631	.019	3.754	13.715
Basic earnings per share	1.01	0.13	0.00	0.28	1.00
Diluted earnings per share	1.00	0.12	0.00	0.28	0.98
Dividends paid	--	--	--	--	--
Shares used to compute earnings per share
Basic	12,944,545	13,002,224	13,023,393	13,285,582	13,781,586
Diluted	13,154,528	13,113,203	13,057,703	13,387,911	13,931,539

	December 31,
BALANCE SHEET DATA	2001	2002	2003	2004	2005
Total assets	$232.670	$225.810	$216.642	$223.387	$296.029
Net working capital	65.175	63.143	55.395	56.752	71.116
Total debt	30.000	30.000	30.000	24.000	45.000
Stockholders' equity	126.337	118.369	116.723	122.424	117.469

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Fiscal 2005 was a turnaround year for Ladish as the Company benefited from an entire year of significantly increased demand in all of its major markets. The recovery of the aerospace and industrial markets, which began in the second half of 2004, accelerated throughout 2005. Although the upturn was reflected in the Company’s 28% sales growth to $267 million and 265% improvement in net income to $13.7 million in 2005, the clearest indication of the resurgence in the Company’s markets was the growth in orders received in 2005, $434 million, and the contract backlog of approximately $450 million as of December 31, 2005.

All of the key raw materials utilized by the Company were subject to significant price inflation in 2005. Due to the contracts previously negotiated by the Company, Ladish was not subject to the majority of those price increases in 2005. The results reported in this Form 10-K do not reflect the raw material price increases which occurred in 2005. In 2006 and future periods, Ladish will be subject to significant raw material price increases and has taken steps to assure those escalating costs will be passed through to the Company’s customers.

In 2005, sales growth also caused a corresponding increase in working capital at Ladish as the Company ramped up production to meet its customers’ demands. Inventory at Ladish grew to $78.2 million at year-end 2005, an increase of $26.3 million from December 31, 2004. Similarly, accounts receivable expanded by $9.8 million to a year-end total of $51.5 million. This working capital growth, partially offset by increases in accounts payable, utilized a portion of the Company’s cash and borrowings in 2005.

The Company’s $13.7 million of net income in 2005 reflects a non-cash charge of $1.6 million for the first three quarters of 2005 to account for the impact of Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) on the variable pricing portion of the Company’s stock option programs. The Company elected to adopt Financial Accounting Standard 123R as of October 1, 2005 which eliminated any further charges or credits to selling, general and administrative (“SG&A”) expenses under FIN 44.

In the fourth quarter of 2005, the Company closed on the acquisition of an industrial forging concern in Poland as a part of its strategy to add additional manufacturing capacity in low cost areas. As a further step in this process, the Company announced in the same period its agreement to acquire added precision machining capabilities. See “Recent Events.”

Recent Events

In November 2005, the Company acquired over 90% of the capital stock of HSW-Zaklad Kuznia Matrycowa (“ZKM”) for approximately $12 million, funded through the Company’s revolving line of credit. ZKM is a forging company located in Stalowa Wola, Poland serving the industrial and transportation markets. With approximately 780 employees, ZKM has annual sales which approximate $35 million.

The Company announced in December 2005 that it had reached an agreement to acquire Valley. As a long term supplier of machining services to the Company, Valley provides the Company with key machining capacity to support the Company’s long-term growth opportunities in the jet engine market. Located near La Crosse, Wisconsin, Valley’s approximately 25 employees possess the CNC machining expertise demanded by the Company’s key jet engine customers. The Company closed this transaction on February 1, 2006. The purchase price was not material and was funded through the Company’s revolving line of credit.

On February 26, 2006, the Company and its largest union, the International Association of Machinists and Aerospace Workers (“IAMAW”) Local 1862, reached a new labor agreement. The new agreement provides that the IAMAW members at the Company will receive a total wage increase of approximately 17% which will be phased in during the course of the labor contract.

On March 1, 2006, the Company announced its plans to build a new isothermal press at its Wisconsin facility. The Company currently has two isothermal presses, see “Manufacturing,” and the new isothermal press will be larger and more efficient than the existing equipment. Isothermal presses are used to forge superalloy materials into jet engine components.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales of $266.8 million were recognized by the Company in the year ending December 31, 2005. This 28% increase over 2004 was attributed to a 25% growth in sales of jet engine components and a 67% increase in the sales of industrial components. The growth in sales of industrial components was partially due to the Company’s acquisition of ZKM in the fourth quarter of 2005. The commercial and government portions of the Company’s business both increased in 2005, with the commercial sector increasing faster than the government. Cost of sales for fiscal 2005 was 86.5%, a reduction from the cost of sales of 91.3% in 2004. The improvement in 2005 is largely a result of improved absorption of fixed costs in 2005 due to incremental sales. The reduction in cost of sales percentage led to a significant gain in gross profit. The $36 million of gross profit, or 13.5% of sales, in 2005 was nearly a 100% improvement over the $18.1 million, or 8.7% of sales, of gross profit in 2004. The increase in gross profit is due to the incremental sales in 2005 partially offset by a reduced pension credit in 2005.

SG&A expenses in 2005 of $12.2 million or 4.6% of sales compares favorably to the $10.3 million or 4.9% of sales for SG&A in 2004. SG&A in 2005 was negatively impacted by $1.6 million of charges under FIN 44, while 2004 SG&A reflected a $0.5 million charge under FIN 44. The Company was also able to reduce its costs associated with documenting and testing its internal financial controls under the Sarbanes-Oxley Act (“SOX”) to $0.2 million in 2005 from $0.7 million in 2004.

In 2005, the Company incurred $2.07 million in interest expense in comparison to $2.13 million in 2004. The slight reduction was due to the repayment of another $6 million in senior notes in July 2005, offset by additional borrowings in 2005 under the credit facility to fund the acquisition of ZKM, see “Recent Events” and “Liquidity and Capital Resources”. The following table reflects the Company’s treatment of interest for the years 2005 and 2004.

(Dollars in millions)	2005	2004
Interest expensed	$2.072	$2.125
Interest capitalized	0.117	0.034

Total	$2.189	$2.159

Pretax income in 2005 of $21.9 million was a $16.2 million improvement over the $5.7 million of pretax income in 2004. Pretax income growth is directly related to increased sales with incremental margins and the productivity improvement experienced by the Company. In a further analysis of the year over year profitability, it should be noted that 2004 results benefited from a pension credit of approximately $2.1 in comparison to a credit of $0.5 million in 2005. The Company anticipates a pension charge of approximately $2.1 million in 2006. The pension credit or expense results from the method required by accounting rules for amortizing significant gains or losses related to pension fund assets and obligations occurring in prior years.

The Company recorded a charge for 2005 of $8.12 million for federal, state and foreign taxes reflecting an effective rate of 37.1% in comparison to the $1.97 million charge the Company recognized for 2004. The increase in the 2005 rate over the 2004 rate of 34.4% is due primarily to increased income before taxes and a reduction of the Extra-Territorial Income (“ETI”) exclusion credit relative to total tax expense associated with the Company’s foreign sales. The ETI exclusion was repealed by the American Jobs Creation Act of 2004 and will be phased out over 2005 and 2006.

At December 31, 2005, the Company had a contract backlog of approximately $450 million in comparison to $274.3 million at that point in 2004, a 64% increase. In 2005, the Company booked approximately $434 million of new orders in comparison to $266.3 of new orders booked in 2004.

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

In fiscal 2004, the Company incurred $10.3 million of SG&A expenses or 4.9% of sales. SG&A expenses for the year ending December 31, 2003 were $8.7 million or 4.8%. SG&A expenses increased in 2004 due to the unusual charges of $0.5 million for FIN 44 on the Company’s stock options and $0.7 million for documenting and testing the Company’s financial controls for Section 404 of SOX. 2004 SG&A without these two charges would have resulted in an SG&A annual rate of 4.4% of sales.

The Company incurred $2.1 million in interest expense in fiscal 2004 in contrast to $2.2 million in 2003. The reduction in interest expense in 2004 is primarily due to the Company reducing its senior notes by repaying $6 million in July of 2004. The following table reflects the company’s treatment of interest for the years 2004 and 2003.

(Dollars in millions)	2004	2003
Interest expensed	$2.125	$2.217
Interest capitalized	0.034	0.066

Total	$2.159	$2.283

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

For the year ending December 31, 2004, the Company recorded a charge of $1.97 million for federal and state taxes reflecting an effective tax rate of 34.4% in comparison to the $0.97 million credit the Company recognized for fiscal 2003. The variation in the 2004 rate from a statutory rate is due primarily to the ETI exclusion credit associated with the Company’s foreign sales.

The Company ended 2004 with a contract backlog of $274.3 million in comparison to $218.9 million at the end of 2003, a 25% increase. The Company booked $266.3 million of new orders in 2004 versus the $205.6 million of new orders received in 2003.

Liquidity and Capital Resources

The Company’s cash position as of December 31, 2005 is $11.8 million more than its position at December 31, 2004. The 2005 increase in cash is a result of additional borrowings under the Facility partially offset by $7.1 million in capital expenditures and $6 million of debt repayment. Cash flow from operations in 2005 was higher than cash flow from operations in 2004 due to the improvement in net income, partially offset by the increased level of working capital required to support the Company’s growth.

On July 20, 2001, the Company sold $30 million of senior notes (“Senior Notes”) in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the Facility and for working capital purposes. Amortization payments of $6 million were made on July 20, 2004 and 2005.

In conjunction with the private placement of the Senior Notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a maximum of $50 million revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the maximum size of the revolving line of credit to $45 million. On December 31, 2002, the Company and the lenders further modified the Facility by reducing the maximum line of revolving credit to $25 million. On July 20, 2005 the Facility was again amended to increase the revolving line of credit to $35 million and to include a $15 million term loan. The duration of the term loan is five years with amortization of the term loan beginning in year two. The amortization is based on a ten-year payback with a balloon payment at the end of year five. As of December 31, 2005, the interest rate on the line of revolving credit was LIBOR plus 1.25%, and the interest rate on the term loan is 5.75%. As of December 31, 2005, $23 million was available pursuant to the terms of the Facility. There were $27 million of borrowings under the Facility as of December 31, 2005.

During the years ending December 31, 2004 and 2005, the Company received $0.691 million and $2.453 million, respectively, from the exercise of employee stock options.

There were 32,076 warrants exercised during the year ended December 31, 2005. Each warrant entitled the holder to purchase one share of common stock for $1.20 per share. There are no further warrants outstanding.

Inflation has not had a material effect upon the Company during the period covered by this report. Given the rising demand for the products manufactured by the Company, and the prospects for increases in raw material costs and possible energy cost escalation, the Company can not determine at this time if there will be any significant impact from inflation in the foreseeable future.

Contractual Obligations Table
(Dollars in Thousands)

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior Notes (1)	$6.000	$12.000	$--	$--
Bank Facility	.375	3.000	11.625
Operating Lease	.283	.253	.091	--
Purchase Obligations (2)	97.900	182.700	26.200	--
Other Long-Term Obligations:
Pensions (3)	7.905	12.798	--	--
Post-Retirement Benefits (4)	4.300	8.100	7.600	16.300
Additional Investment in ZKM (5)	--	--	2.347	--

(1)	The Company expects to fund the payment of long-term debt through the use of cash on hand, cash generated from operations, the reduction of working capital and, if necessary, through access to the Facility.
(2)	The purchase obligations relate primarily to take or pay raw material purchase orders necessary to fulfill the Company’s production backlog for the Company’s products along with take or pay commitments for energy supplies also necessary to fulfill the Company’s production backlog. There are no net settlement provisions under any of these purchase orders nor is there any market for the underlying materials.
(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2006. There are no calculations beyond 2008.
(4)	The Company’s actual cash expenditures for Post-Retirement Benefits have only been projected out through the year 2015.
(5)	The Company agreed in the purchase of ZKM to further invest in fixed assets, computer software, technology and facility modernization during the first five years of ownership.

Critical Accounting Policies

Deferred Income Taxes

The Company has domestic net deferred income tax assets totaling $39.5 million. The realization of these assets over time is dependent upon the Company generating sufficient taxable income in future periods.

The Company has domestic net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 through 2004. These NOLs are available to the Company to reduce future taxable income. The net realizable value of the related tax benefit of the NOLs is approximately $12 million as of December 31, 2005.

The amount of the NOL carryforwards used through December 31, 2005 total $27.1 million of the Pre-Reorganization NOLs and $48.7 million of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2005 total $6.4 million of Pre-Reorganization NOLs, $0.4 million of Post-Reorganization NOLs and $23.2 million of NOLs generated in 2002 through 2004. Wisconsin NOL carryforwards remaining as of December 31, 2005 total $6.4 million of Post-Reorganization NOLs and $10.9 million of NOLs generated in 2002 through 2004.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11.9 million annually. To the extent less than $11.9 million is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2.1 million. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs of $6.4 million expire in 2008. The Post-Reorganization NOLs of $0.4 million expire in 2010. There is no limitation on the usage of the $23.2 million of NOLs generated in 2002 through 2004 and these NOLs expire in years 2022 through 2024. Because of the annual limitations on the usage of Pre-Reorganization NOLs and their earlier expiration dates, there is a greater risk of the loss of benefits recorded for these NOLs. The net deferred tax asset recorded for the Pre-Reorganization NOLs approximates $2.6 million.

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

Pensions

The Company has noncontributory defined benefit pension plans (“Plans”) covering a majority of its employees. In 2004, the Company contributed $6.766 million to the Plans which consisted of $2.041 million in cash and 525,000 shares of treasury stock with a fair market value of $4.725 million. The Company contributed $4.295 million to the Plans in 2005. The Company intends to contribute $7.905, $7.377 and $5.421 million to the Plans in 2006, 2007 and 2008, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions, treasury stock contributions and, if necessary, from the Facility. No calculation has been made for payments into the Plans beyond 2008.

The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. A number of the Plans hold shares of the Company’s common stock which comprise less than ten percent of any individual plan’s total assets. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is on discount rate. For funding purposes, the Company’s independent actuaries assume an annual long-term rate of return on Plan assets of 8.9%, a reduction from the 9.25% rate of return used for prior periods. For the ten-year period ending December 31, 2005, the Company experienced an annual rate of return on Plan assets of 8.59%.

The Company is currently using a rate of 5.50% for its discount rate assumption. The discount rate assumption has declined for five consecutive years. A decrease in the discount rate results in an increase in the accumulated benefit obligation at the measurement date which may also result in an increase in the additional minimum pension liability included as a charge to accumulated other comprehensive income. Such a decrease also results in an actuarial loss which is amortized to pension expense in accordance with FASB Statement No. 87. An increase in the discount rate will have the opposite effect in the pension liability and pension expense. The Company bases its discount rate on long maturity AA rated corporate debt securities. The Company cannot predict whether these interest rates will increase or decrease in future years.

The Company cannot predict the level of interest rates in the future and correspondingly cannot predict the future discount rate which will be applied to determine the Company’s projected benefit obligation.

As demonstrated in the chart below, relatively small movements in the discount rate, up or down, can have a significant impact on the Company’s projected benefit obligation under the Plans.

Projected Plan Benefit Obligation as of December 31, 2005
(Dollars in Millions)
At 5.25% discount rate	$219.353
At 5.50% discount rate	$214.199
At 5.75% discount rate	$209.257

Nor can the Company predict with any certainty what the actual rate of return will be for the Plans’ assets. As demonstrated in the chart below, a modest change in the presumed rate of return on the Plans’ assets will have a material impact upon the actual net periodic cost for the Plans.

Net Periodic Cost for Year Ending December 31, 2005
(Dollars in Millions)
8.65% expected return	$2.898
8.90% expected return	$2.491
9.15% expected return	$2.084

Goodwill

Goodwill of $9 million, included in other assets on the Company’s balance sheets, represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. It is an asset with an indefinite life and therefore is not amortized to expense. The Company’s assessment of fair value takes into account a number of factors including EBITDA multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. The Company tests the goodwill for impairment at least annually by fair value impairment testing. No impairments were recognized in 2004 or 2005. Should goodwill become impaired in the future, the amount of impairment will be charged to SG & A expense.

New Accounting Pronouncements

FASB Statement 123 (revised), Share-Based Payment, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123 (revised) supersedes Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized. This Statement was adopted by the Company as of the beginning of its fourth fiscal quarter in 2005. This Statement applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. By adopting Statement 123 (revised) on October 1, 2005, the Company no longer is required to apply variable accounting to its fully vested but unexercised repriced options. Additional compensation expense of $1.087 million would have been recorded in 2005 had Statement 123 (revised) not been adopted. The Company has no unvested options. Other than as described above, the adoption had no material effect on the results of operations or financial position.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations requires that an entity recognize the fair value of a liability for a conditional asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply to an expected present value technique. FASB Interpretation No. 47 became effective for calendar year enterprises as of December 31, 2005. In applying this Statement to the Company, it was necessary to determine if the Company will undertake any major renovation, sell, dispose or abandon its factory and factory related assets; what liability would be associated with such action; and the date such action would be taken. The Company has three factories in the United States which may be subject to certain conditional retirement obligations. The Company believes it does not have sufficient information to estimate the fair value of the asset retirement obligation because the settlement date or range of potential settlement dates has not been specified by others and information is not available to apply an expected present value technique. There are no plans to demolish or undertake any major renovation to the factories that would result in any retirement obligations. The factories have been and are expected to be maintained by repairs and maintenance activities that would not involve activities resulting in a retirement obligation. Furthermore, there have not been identified any need for major renovations caused by technology changes, operational changes, or other factors.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP have been the auditors of the accounts of the Company for the fiscal year ended December 31, 2005. It is anticipated that representatives of KPMG LLP will be present at the 2006 Annual Meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions raised at the 2006 Annual Meeting or submitted to them in writing before the 2006 Annual Meeting.

KPMG LLP has informed the Company that it does not have any direct financial interest in the Company and that it has not had any direct connection with the Company in the capacity of promoter, underwriter, director, officer or employee.

As is customary, auditors for the current fiscal year will be appointed by the Audit Committee and ratified by the stockholders and by the Board of Directors at their meeting immediately following the 2006 Annual Meeting.

Item 9.A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2005, management believes that the Company’s internal controls over financial reporting are operating effectively.

On November 17, 2005, the Company acquired over 90% of the common shares of HSW-Zaklad Kuznia Matrycowa (“ZKM”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, ZKM’s internal control over financial reporting associated with total assets of approximately $28.745 million and total revenues of approximately $6.153 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005.

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2005, management believes that the Company’s internal control over financial reporting are operating effectively.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2005, included herein, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Item 9B.  Other Information

The Company has no other information to report at this time.

Report of Independent Registered Public Accounting Firm

To the Stockholders of Ladish Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Ladish Co., Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

(continued)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

On November 17, 2005, the Company acquired over 90% of the common shares of HSW-Zaklad Kuznia Matrycowa (“ZKM”), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, ZKM’s internal control over financial reporting associated with total assets of approximately $28.745 million and total revenues of approximately $6.153 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ZKM.

KPMG LLP

Milwaukee, Wisconsin
March 10, 2006

PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain information called for by this Item is incorporated herein by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Independent/Nominating Committee” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	64
James C. Hill	58
Leon A. Kranz	66
J. Robert Peart	43
John W. Splude	60
Kerry L. Woody	54

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 64. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi’s principal occupation is investments.

Gene E. Bunge, 60. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1968. He has a B.S.E.E. from the Milwaukee School of Engineering.

George Groppi, 57. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of Production Control and in June 1999 assumed the position of Manager of Quality & Metallurgy. Mr. Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 58. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

James C. Hill, 58. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997.

Leon A. Kranz, 66. Director since 2001. Mr. Kranz was formerly President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he held for more than ten years.

Wayne E. Larsen, 51. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges and the South Shore YMCA of Milwaukee. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

Paul Murphy, 51. Mr. Murphy has been President of Stowe since April 2005. Prior to joining the Company, Mr. Murphy served as General Manager/Partner of Precision Speed Manufacturing in Windsor CT. He has an A.S. in Manufacturing Engineering from Hartford State Technical College.

David L. Provan, 56. Mr. Provan has served as Vice President, Materials Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor’s Degree in Business Administration from the University of Wisconsin-Parkside.

J. Robert Peart, 43. Director since 2003. Mr. Peart is Managing Director for Guggenheim Aviation Partners, LLC, a private investment concern since 2004. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern.

John W. Splude, 60. Director since 2004. Mr. Splude is Chairman and Chief Executive Officer of HK Systems, Inc., an automated material handling and logistics software provider, a position he has held for over ten years. He is also a Director of Gehl Company, Superior Die Cast, a regent of Milwaukee School of Engineering and serves on the Advisory Board of U.S. Bank-Wisconsin.

Randy B. Turner, 56. Mr. Turner has served as President of PCT since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 46. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 54. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a regent of the Milwaukee School of Engineering. Mr. Woody has a B.S. in Engineering from Milliken University.

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

Item 11.  Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Executive Compensation and Other Matters,” “The Stock Option Plan,” “Pension Benefits,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation and Stock Option Committee Report,” and “Total Shareholder Return” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is incorporated herein by reference to the sections entitled “Voting Securities and Stockholders” and “The Stock Option Plan” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

The information called for by this Item is incorporated herein by reference to the section entitled “Certain Relationships” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information called for by this Item is incorporated by reference to the section entitled “Audit Committee” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

LADISH CO., INC.
By: /s/ Wayne E. Larsen
Wayne E. Larsen
March 6, 2006	Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive	March 6, 2006
Kerry L. Woody	Officer (Principal Executive
Officer), Director
/s/ Wayne E. Larsen	Vice President Law/Finance &	March 6, 2006
Wayne E. Larsen	Secretary (Principal Financial and
Accounting Officer)
/s/ Lawrence W. Bianchi	Director	March 5, 2006
Lawrence W. Bianchi
/s/ James C. Hill	Director	March 4, 2006
James C. Hill
/s/ Leon A. Kranz	Director	March 3, 2006
Leon A. Kranz
/s/ J. Robert Peart	Director	March 6, 2006
J. Robert Peart
/s/ John W. Splude	Director	March 6, 2006
John W. Splude

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of
December 31, 2004 and 2005	F-4
Consolidated Statements of Operations for the
years ended December 31, 2003, 2004 and 2005	F-6
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2003, 2004 and 2005	F-7
Consolidated Statements of Cash Flows for the
years ended December 31, 2003, 2004 and 2005	F-8
Notes to Consolidated Financial Statements	F-9

THIS PAGE INTENTIONALLY LEFT BLANK

Report of Independent Registered Public Accounting Firm

To the Stockholders of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2005, and the results of operations and cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Milwaukee, Wisconsin
March 10, 2006

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2004 and 2005
(Dollars in Thousands Except Share Data)

Assets	2004	2005
Current Assets:
Cash and Cash Equivalents	$2,744	$14,494
Accounts Receivable, Less Allowance of $176 and $126	41,729	51,497
Inventories	51,810	78,151
Deferred Income Taxes	5,783	7,674
Prepaid Expenses and Other Current Assets	750	1,860

Total Current Assets	102,816	153,676
Property, Plant and Equipment:
Land and Improvements	4,920	5,734
Buildings and Improvements	35,652	46,797
Machinery and Equipment	159,477	169,006
Construction in Progress	6,746	6,167

	206,795	227,704
Less Accumulated Depreciation	(122,295)	(128,279)

Net Property, Plant and Equipment	84,500	99,425
Deferred Income Taxes	24,809	31,795
Other Assets	11,262	11,133

Total Assets	$223,387	$296,029

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2004 and 2005
(Dollars in Thousands Except Share Data)

Liabilities and Stockholders' Equity	2004	2005
Current Liabilities:
Accounts Payable	$24,231	$41,665
Senior Bank Debt	--	12,375
Senior Notes	6,000	6,000
Accrued Liabilities:
Pensions	4,003	9,127
Postretirement Benefits	4,369	4,485
Wages and Salaries	3,776	4,789
Taxes, Other Than Income Taxes	347	246
Interest	777	729
Profit Sharing	300	664
Paid Progress Billings	924	413
Other	1,337	2,067

Total Current Liabilities	46,064	82,560
Long-Term Liabilities:
Senior Bank Debt	--	14,625
Senior Notes	18,000	12,000
Pensions	--	32,863
Postretirement Benefits	33,400	30,994
Officers' Deferred Compensation	3,363	4,213
Minority Interest in Equity of Subsidiary	--	1,160
Other Noncurrent Liabilities	136	145

Total Liabilities	100,963	178,560
Stockholders' Equity:
Common Stock-Authorized 100,000,000, Issued
14,573,515 and 14,605,591 Shares at Each Date of $.01 Par Value	146	146
Additional Paid-In Capital	111,078	113,569
Retained Earnings	33,379	47,033
Treasury Stock, 911,789 and 592,538 Shares, Respectively of
Common Stock at Cost	(6,675)	(4,338)
Accumulated Other Comprehensive Loss	(15,504)	(38,941)

Total Stockholders' Equity	122,424	117,469

Total Liabilities and Stockholders' Equity	$223,387	$296,029

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2003	2004	2005
Net Sales	$179,927	$208,707	$266,841
Cost of Sales	169,999	190,652	230,807

Gross Profit	9,928	18,055	36,034
Selling, General and Administrative Expenses	8,724	10,300	12,187

Income from Operations	1,204	7,755	23,847
Other (Income) Expense:
Interest Expense	2,217	2,125	2,072
Other, Net	(66)	(94)	(101)

Income (Loss) Before Income Tax Provision (Benefit)	(947)	5,724	21,876
Income Tax Provision (Benefit)	(966)	1,970	8,124
Minority Interest in Net Earnings of Subsidiary	--	--	37

Net Income	$19	$3,754	$13,715

Earnings Per Share:
Basic	$0.00	$0.28	$1.00
Diluted	$0.00	$0.28	$0.98

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands Except Share Data)

	Common Stock		Additional		Treasury	Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Stock, at Cost	Comprehensive Income (Loss)	Total
Balance, December 31, 2002	14,573,515	$146	$109,769	$29,606	$(11,349)	$(9,803)	$118,369
Comprehensive Net Income (Loss):
Net Income	--	--	--	19	--	--	19
Minimum Pension Liability
Adjustment (Net of $1,022
Deferred Tax Benefit)	--	--	--	--	--	(1,535)	(1,535)

Comprehensive Loss							(1,516)
Stockholders' Rights Redemption	--	--	(130)	--	--	--	(130)

Balance, December 31, 2003	14,573,515	146	109,639	29,625	(11,349)	(11,338)	116,723
Comprehensive Net Income (Loss):
Net Income	--	--	--	3,754	--	--	3,754
Minimum Pension Liability
Adjustment (Net of $2,778
Deferred Tax Benefit)	--	--	--	--	--	(4,166)	(4,166)

Comprehensive Loss							(412)
Issuance of Common Stock	--	--	743	--	4,674	--	5,417
Tax Effect Related to Stock
Options	--	--	187	--	--	--	187
Compensation Expense Related to
Stock Options	--	--	509	--	--	--	509

Balance, December 31, 2004	14,573,515	146	111,078	33,379	(6,675)	(15,504)	122,424

Comprehensive Net Income (Loss):
Net Income	--	--	--	13,715	--	--	13,715
Foreign Currency Translation
Adjustment	--	--	--	--	--	531	531
Minimum Pension Liability
Adjustment (Net of $15,978
Deferred Tax Benefit)	--	--	--	--	--	(23,968)	(23,968)

Comprehensive Loss							(9,722)
Issuance of Common Stock	--	--	177	(61)	2,337	--	2,453
Exercise of Warrants	32,076	--	38	--	--	--	38
Tax Effect Related to Stock
Options	--	--	687	--	--	--	687
Compensation Expense Related to
Stock Options	--	--	1,589	--	--	--	1,589

Balance, December 31, 2005	14,605,591	$146	$113,569	$47,033	$(4,338)	$(38,941)	$117,469

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2003	2004	2005
Cash Flows from Operating Activities:
Net Income	$19	$3,754	$13,715
Adjustments to Reconcile Net Income to Net Cash Provided by
(Used for) Operating Activities:
Depreciation	12,596	10,676	9,297
Charge in Lieu of Taxes Related to Goodwill	40	40	39
Deferred Income Taxes	(935)	1,890	8,065
Non-Cash Compensation Related to Stock Options	--	509	1,589
Minority Interest in Net Earnings of Subsidiary	--	--	37
Loss (Gain) on Disposal of Property, Plant and Equipment	49	(7)	144
Changes in Assets and Liabilities, Net of Acquired Business:
Accounts Receivable	2,554	(12,046)	(1,835)
Inventories	2,004	(7,965)	(22,682)
Other Assets	(974)	(6,080)	(17,198)
Accounts Payable and Accrued Liabilities	(894)	15,063	12,276
Other Liabilities	(8,163)	(3,584)	3,973

Net Cash Provided by Operating Activities	6,296	2,250	7,420

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(4,259)	(5,225)	(7,077)
Proceeds from Sale of Property, Plant and Equipment	115	47	36
Cash Paid for Acquisition, Net of Cash Acquired	--	--	(12,099)

Net Cash Used in Investing Activities	(4,144)	(5,178)	(19,140)

Cash Flows from Financing Activities:
Borrowings from Facility	--	--	27,000
Repayment of Senior Notes	--	(6,000)	(6,000)
Issuance of Common Stock	--	691	2,453
Exercise of Warrants	--	--	38
Stockholders' Rights Redemption	(130)	--	--

Net Cash Provided by (Used In) Financing Activities	(130)	(5,309)	23,491

Effect of Exchange Rate Change on Cash and Cash Equivalents	--	--	(21)

Increase (Decrease) in Cash and Cash Equivalents	2,022	(8,237)	11,750
Cash and Cash Equivalents, Beginning of Period	8,959	10,981	2,744

Cash and Cash Equivalents, End of Period	$10,981	$2,744	$14,494

Supplemental Cash Flow Information:
Income Taxes Paid (Refunded)	$(134)	$(444)	$294
Interest Paid	$2,173	$2,261	$2,057

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

(1)  Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Albany, Oregon produces cast metal components, the Company’s manufacturing site in Stalowa Wola, Poland produces carbon steel forgings for the industrial market and its site in Windsor, Connecticut is a finished machining operation. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 74%, 20% and 6% in 2003, 70%, 22% and 8% in 2004 and 69%, 20% and 11% in 2005, respectively, of total Company net sales.

In 2003, 2004 and 2005, the Company had three customers that collectively accounted for approximately 56%, 52% and 52%, respectively, of total Company net sales. Net sales to Rolls-Royce were 26%, 26% and 28%, United Technologies 18%, 15% and 14% and General Electric 12%, 11% and 10% of total Company net sales for the respective years.

Exports accounted for approximately 48%, 49% and 53% of total Company net sales in 2003, 2004 and 2005, respectively, with exports to England constituting approximately 23%, 24% and 26% respectively, of total Company net sales.

As of December 31, 2005, approximately 48% of the Company’s domestic employees were represented by one of seven collective bargaining units. New collective bargaining agreements will be negotiated with six of these units during 2006 and one unit in 2007. Internationally, the Company had approximately 780 employees in Poland as of December 31, 2005, most of whom are represented by the Solidarity trade union.

(2)  Summary of Significant Accounting Policies

      (a)  Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates and the related statements of earnings are translated at the average exchange rates for the respective years. Gains or losses resulting from translating foreign currencies are recorded as accumulated other comprehensive income or loss, a separate component of stockholders’ equity.

Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the Company’s local currency) are included in net earnings, but are not significant in the years presented.

      (b)  Cash and Cash Equivalents

The Company considers marketable securities with maturities of less than three months to be cash equivalents and are shown as a component of cash and cash equivalents on the balance sheets.

      (c)   Outstanding Checks

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $7,237 and $10,011 as of December 31, 2004 and 2005, respectively.

      (d)   Inventories

Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.

Inventories for the years ended December 31, 2004 and 2005 consist of the following:

	December 31,
	2004	2005
Raw Materials	$13,039	$20,527
Work-in-Process and Finished	40,159	58,275

	53,198	78,802
Less Progress Payments	(1,388)	(651)

Total Inventories	$51,810	$78,151

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

Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is complete and the asset is available for use. Interest capitalization was $66, $34 and $117 in 2003, 2004 and 2005, respectively.

      (f)   Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill, net, is included in other assets on the balance sheets. Goodwill amounted to $9,049 and $9,010 at December 31, 2004 and 2005, respectively. Goodwill has been subjected to fair value impairment tests in 2003, 2004 and 2005 and no impairments were recognized.

      (g)   Fair Values of Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturities of these financial instruments. The fair values of the Senior Notes and the Senior Bank Debt do not materially differ from their carrying values.

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

      (k)   New Accounting Pronouncements

(i) FASB Statement 123 (revised), Share-Based Payment, is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123 (revised) supersedes Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized. This Statement was adopted by the Company as of the beginning of its fourth fiscal quarter in 2005. This Statement applies to all awards granted after the effective date and to awards modified, repurchased or cancelled after that date. By adopting Statement 123 (revised) on October 1, 2005, the Company no longer is required to apply variable accounting to its fully vested but unexercised repriced options. Additional compensation expense of $1.087 million would have been recorded in 2005 had Statement 123 (revised) not been adopted. The Company has no unvested options. Other than as described above, the adoption had no material effect on the results of operations or financial position.

(ii) FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations requires that an entity recognize the fair value of a liability for a conditional asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply to an expected present value technique. FASB Interpretation No. 47 became effective for calendar year enterprises as of December 31, 2005. In applying this Statement to the Company, it was necessary to determine if the Company will undertake any major renovation, sell, dispose or abandon its factory and factory related assets; what liability would be associated with such action; and the date such action would be taken. The Company has three factories in the United States which may be subject to certain conditional retirement obligations. The Company believes it does not have sufficient information to estimate the fair value of the asset retirement obligation because the settlement date or range of potential settlement dates has not been specified by others and information is not available to apply an expected present value technique. There are no plans to demolish or undertake any major renovation to the factories that would result in a material retirement obligation. The factories have been and are expected to be maintained by repairs and maintenance activities that would not involve activities resulting in a material retirement obligation. Furthermore, there have not been identified any need for major renovations caused by technology changes, operational changes, or other factors. The Company has not recognized a conditional asset retirement liability pursuant to FASB Statement No. 143 as of December 31, 2005. The Company as a matter of policy will on a quarterly basis re-evaluate the need to record such a liability.

(iii) FASB Statement 151, Inventory Costs-an amendment of FASB No. 43, Chapter 4, amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be expensed as current period charges to expense. This Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred by the Company beginning January 1, 2006. The Company has determined that the effect of adoption of this Statement on its financial position and results of operations will be inconsequential.

(3)  Debt

On July 20, 2001, the Company sold $30,000 of senior notes (“Senior Notes”) in a private placement to certain institutional investors. The Senior Notes bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Senior Notes have a seven-year duration with the principal amortizing equally over the remaining duration after the third year. The Company used the proceeds from the Senior Notes to repay outstanding borrowings under the Facility and for working capital purposes. Amortization payments of $6,000 were made on July 20, 2004 and 2005.

In conjunction with the private placement of the Senior Notes, the Company and a syndicate of lenders entered into a credit facility on July 17, 2001 (the “Facility”). The Facility consisted of a maximum of $50,000 revolving line of credit which bore interest at a rate of LIBOR plus 0.80%. On April 12, 2002, the Facility was modified to reduce the maximum size of the revolving line of credit to $45,000. On December 31, 2002, the Company and the lenders further modified the Facility by reducing the maximum line of revolving credit to $25,000. On July 20, 2005 the Facility was again amended to increase the revolving line of credit to $35,000 and to include a $15,000 term loan. The duration of the term loan is five years with amortization of the term loan beginning in year two. The amortization is based on a ten-year payback with a balloon payment at the end of year five. As of December 31, 2005, the interest rate on the line of revolving credit was LIBOR plus 1.25%, and the interest rate on the term loan is 5.75%. There were $27,000 of borrowings under the Facility as of December 31, 2005, and $23,000 remained available pursuant to the terms of the Facility.

Long Term Debt Repayment Schedule
Senior Notes		Senior Bank Debt
$6,000	July 20, 2006	$1,500	July 2, 2007
$6,000	July 20, 2007	$1,500	July 2, 2008
$6,000	July 20, 2008	$1,500	July 2, 2009
		$1,500	July 2, 2010
		$9,000	July 20, 2010

(4)  Stockholders’ Equity

      (a)  Common Stock Contributed to Pension Plans Trust

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

      (b)   Warrants Exercised

There were 32,076 warrants exercised during the year ended December 31, 2005. Each warrant entitled the holder to purchase one share of common stock for $1.20 per share. There are no further warrants outstanding.

      (c)   Stock Option Plan

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 943,833 options have been granted. These options expire ten years from the grant date. For the years 2003, 2004 and 2005, no options were granted under the Plan. As of December 31, 2005, 253,750 options granted under the Plan are fully vested and remain outstanding.

During 2005, 319,251 shares of common stock were issued from treasury stock for the exercise of stock options. The shares removed had a cost of $7.32 per share. The difference of $116 between the $2,337 cost of the shares released from treasury stock and the cash proceeds of $2,453 from the exercise of stock options was credited to stockholders' equity. During the years ending December 31, 2004 and 2005, the Company received $691 and $2,453, respectively, from the exercise of employee stock options.

Except for certain repriced options subject to variable accounting, the Company accounts for its option grants using the intrinsic value based method pursuant to APB Opinion No. 25 and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) under which no compensation expense was recognized in 2003, 2004 and 2005. Had compensation cost for these options been determined pursuant to the fair value method under SFAS 123, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	Years Ended December 31,
	2003		2004		2005
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Income	$19	$(22)	$3,754	$3,751	$13,715	$13,715
Diluted Earnings Per Share	$0.00	$0.00	$0.28	$0.28	$0.98	$0.98

The fair value of the option grants in 2001 and 2002 used to compute the pro forma amounts above was estimated based on vesting of the grants using the Black-Scholes option pricing model with the following assumptions:

Year	Weighted Average Risk Free Interest Rate	Weighted Average Expected Remaining Lives	Weighted Average Volatility Factor	Weighted Average Black-Scholes Option Value
2001	4.92%	10 Years	41.46%	$6.38
2002	5.08%	10 Years	52.37%	$6.41

        A summary of options for 2003, 2004 and 2005 is as follows:

	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at
Beginning of Year	1,211,522	$11.26	697,834	$7.93	576,001	$8.26
Granted	--	--	--	--	--	--
Forfeited	(513,688)	15.78	(8,500)	10.50	(3,000)	9.75
Exercised	--	--	(113,333)	6.10	(319,251)	7.68

Outstanding at	697,834	7.93	576,001	8.26	253,750	8.96
End of Year

Exercisable at	691,834	$7.91	576,001	$8.26	253,750	$8.96
End of Year

The options outstanding and exercisable as of December 31, 2005 consist of the following:

Range of Exercise	Number of Options		Weighted Average Exercise Price		Average Remaining Contractual
Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life - Years
$5 to $10	174,000	174,000	$8.25	$8.25	2.86
$10 to $15	79,750	79,750	$10.50	$10.50	5.30

	253,750	253,750	8.96	8.96	3.63

In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. As a result, the Company recorded additional compensation expense of $0, $509 and $1,589 in 2003, 2004 and 2005, respectively, related to the modified stock options.

All repriced options are fully vested. At December 31, 2005, 150,000 of these options remain unexercised. As a result of the Company’s adoption of FASB Statement 123 (revised) on October 1, 2005, the remaining fully vested options will no longer be subject to variable accounting. Additional compensation expense that would have been recorded in the fourth quarter of 2005 had Statement 123 (revised) not been adopted on October 1, 2005 was $1,087.

      (d)   Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner charges in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

	December 31,
	2004	2005
Foreign Currency Translation Adjustments	$--	$531
Minimum Pension Liability Adjustment	(15,504)	(39,472)

Accumulated Other Comprehensive Loss	$(15,504)	$(38,941)

(5)  Research and Development

Research and development expenses were $3,643, $3,920 and $4,040 in 2003, 2004 and 2005, respectively. Customers reimbursed the Company for $2,032, $1,546 and $1,374 of research and development expenses in 2003, 2004 and 2005 respectively.

(6)  Leases

Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2009. Rental expense was $124, $112 and $322 in 2003, 2004 and 2005, respectively.

Minimum lease obligations under noncancelable operating leases are as follows:

2006	$283
2007	156
2008	97
2009	56
2010 and Thereafter	35

Total	$627

(7)  Income Taxes

Domestically, the Company has net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 through 2004. These NOLs are available to the Company to reduce future taxable income and the related tax benefits are included in deferred income taxes on the balance sheets at their net realizable value of approximately $17,135 and $11,992 as of December 31, 2004 and 2005, respectively, reflecting a combined federal and state tax rate of 40%.

The amount of the NOL carryforwards used through December 31, 2005 total $27,148 of the Pre-Reorganization NOLs and $48,691 of the Post-Reorganization NOLs. Federal NOL carryforwards remaining as of December 31, 2005 total $6,427 of Pre-Reorganization NOLs, $396 of Post-Reorganization NOLs and $23,158 of NOLs generated in 2002 through 2004. Wisconsin NOL carryforwards remaining as of December 31, 2005 total $6,373 of Post-Reorganization NOLs and $10,895 of NOLs generated in 2002 through 2004.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11,865 annually. To the extent less than $11,865 is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2,142. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs of $6,427 expire in 2008. The Post-Reorganization NOLs of $396 expire in 2010. There is no limitation on the usage of the $23,158 of NOLs generated in 2002 through 2004 and these NOLs expire in 2022 through 2024.

As of December 31, 2005, ZKM has net deferred Polish income tax assets totaling $1,645 which include NOL carryforwards remaining of $1,151 that existed prior to Ladish’s acquisition of ZKM. These NOLs expire over the years 2006 to 2009. Due to the short carryforward period and other limitations on the utilization of the NOLs as well as the uncertainty of ZKM’s near term profitability, the Company has determined that it is not more likely than not that the ZKM NOLs will be utilized. Therefore, a valuation allowance of $1,645 has been provided to reduce the benefit of the ZKM net deferred income tax assets to zero. The net tax benefits related to the deferred tax assets of ZKM, if recognized in the future, will first reduce to zero any noncurrent intangible assets related to the acquisition and then reduce income tax expense.

Realization of the domestic net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the domestic net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets through a charge to the income tax provision.

The components of net deferred income tax assets for the years ended December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
Current Deferred Tax Assets Attributable to:
Inventory Adjustments	$891	$1,830
Accrued Employee Costs	1,544	1,828
Pension Benefits	1,328	2,445
Postretirement Healthcare Benefits	1,748	1,794
Other	272	562

Total Current Deferred Tax Assets	5,783	8,459
Current Valuation Allowance	--	(785)

Net Current Deferred Tax Assets	$5,783	$7,674

Noncurrent Deferred Tax Assets and (Liabilities) Attributable to:
Property, Plant and Equipment	$(5,678)	$(5,962)
NOL Carryforwards	17,135	13,143
Pension Benefits	793	13,841
Postretirement Healthcare Benefits	13,360	12,398
Other	(801)	(765)

Total Noncurrent Deferred Tax Assets	24,809	32,655
Noncurrent Valuation Allowance	--	(860)

Net Noncurrent Deferred Tax Assets	$24,809	$31,795

Total Net Deferred Tax Assets	$30,592	$39,469

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Years Ended December 31,
	2003	2004	2005
Pre-tax Income (Loss)	$(947)	$5,724	$21,876

Federal Tax at Statutory Rate of 35%	$(331)	$2,003	$7,657
State Tax, Net of Federal Effect	167	298	990
Permanent Differences and Other, Net	(84)	21	(12)
Revision of Accrual Related to Prior Year State Taxes	(212)	--	--
Extra-Territorial Income Exclusion	(506)	(352)	(427)
Foreign Tax Rate Differential	--	--	(84)

Total Tax Provision (Credit)	$(966)	$1,970	$8,124

Effective Tax Rate	102.0%	34.4%	37.1%

The Extra-Territorial Income Exclusion is a statutory deduction related to the Company’s international sales.

The components of income tax expense (benefits) for the years ended December 31, 2003, 2004 and 2005 are as follows:

	2003
	Federal	State	Foreign	Total
Current	$(20)	$(129)	$--	$(149)
Deferred	(788)	(69)	--	(857)
Charge in Lieu of Taxes Related to Goodwill	35	5	--	40

Total Income Tax Expense (Benefit)	$(773)	$(193)	$--	$(966)

	2004
	Federal	State	Foreign	Total
Current	$--	$40	$--	$40
Deferred	1,340	363	--	1,703
Charge in Lieu of Taxes Related to:			--
Goodwill	35	5	--	40
Stock Options	164	23	--	187

Total Income Tax Expense	$1,539	$431	$--	$1,970

	2005
	Federal	State	Foreign	Total
Current	$205	$20	$--	$225
Deferred	5,641	1,460	70	7,171
Charge in Lieu of Taxes Related to:
Goodwill	35	5	--	40
Stock Options	602	86	--	688

Total Income Tax Expense	$6,483	$1,571	$70	$8,124

The Company has not provided additional U.S. income taxes on $334 of undistributed earnings of its Polish subsidiary, ZKM, included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of ZKM or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by ZKM or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

(8)  Pensions and Postretirement Benefits

The Company has noncontributory defined benefit pension plans (“Plans”) covering a majority of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $6,766 and $4,295 to the Plans in 2004 and 2005, respectively, and the Company expects to contribute $7,905, $7,377 and $5,421 in 2006, 2007 and 2008, respectively, to the Plans. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. A number of the Plans hold shares of the Company’s common stock, which comprise less than ten percent of any individual plan’s total assets. The market value of Company shares held in all Plans as of December 31, 2004 and 2005 total $6,090 and $11,746, respectively. A summary of the Plans’ asset allocation at December 31, 2004 and 2005 is as follows:

	December 31,
	2004	2005
Asset Category:
Fixed Income Securities	50.0%	47.0%
Equity Securities	44.0%	46.0%
Cash	6.0%	7.0%

Total	100.0%	100.0%

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

The benefits estimated to be paid in the next five years for the pension plans range between $15,500 and $16,700 per year and for years six through ten in aggregate total $76,000. For postretirement healthcare and life insurance benefits, the estimated benefit payments over the next five years approximate $4,000 per year and $16,300 in aggregate for years six through ten.

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

Certain officers have deferred compensation agreements (the “Officers Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the investments in a Rabbi Trust, of $3,363 and $4,213 as of December 31, 2004 and 2005, respectively, has been recorded under these agreements as actuarially determined. The expense was $320, $237 and $371 in 2003, 2004 and 2005, respectively.

The Company has established a Rabbi Trust for the beneficiaries of the Officers Plan to fund a portion of the benefits earned under the Officers Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

The Company uses a measurement date of September 30 for all pension and postretirement benefit plans. The following is a reconciliation of the change in benefit obligation and Plans assets for the years ended December 31, 2004 and 2005:

	Pension & Officers Benefits		Postretirement Benefits
	2004	2005	2004	2005
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of Yr.	$186,493	$192,342	$37,113	$37,920
Service Cost	826	803	254	240
Interest Cost	12,122	11,541	2,279	2,152
Actuarial (Gains) Losses	10,343	26,653	2,643	5,064
Benefits Paid	(17,442)	(17,140)	(4,369)	(6,532)
Participants Contributions	--	--	--	2,047

Projected Benefit Obligation at End of Yr.	$192,342	$214,199	$37,920	$40,891

Change in Plans Assets:
Plans Assets at Fair Value at Beginning of Yr.	$163,779	$165,275	$--	$--
Actual Return on Plans Assets	12,031	14,235	--	--
Company Contributions	6,907	4,434	4,369	4,485
Benefits Paid	(17,442)	(17,140)	(4,369)	(6,532)
Participants Contributions	--	--	--	2,047

Plans Assets at Fair Value at End of Yr.	$165,275	$166,804	$--	$--

Funded Status of Plans	$(27,067)	$(47,395)	$(37,920)	$(40,891)
Unrecognized Prior Service Cost	2,554	2,074	--	--
Unrecognized Net Actuarial (Gain) Loss	45,119	70,514	151	5,413

Net Prepaid (Accrued) Benefit Cost	$20,606	$25,193	$(37,769)	$(35,478)

	Pension & Officers Benefits		Postretirement Benefits
	2004	2005	2004	2005
Plans with Benefit Obligations in Excess of Plan
Assets:
Projected Benefit Obligation	$116,989	$214,199	$--	$--
Accumulated Benefit Obligation	116,445	209,471	37,920	40,891
Plan Assets	87,859	166,804	--	--
Weighted Average Assumptions:
Discount Rate	6.00%	5.50%	6.00%	5.50%
Rate of Increase in Compensation Levels	3.00%	3.00%	--	--
Expected Long-Term Rate of Return on Assets	9.25%	8.90%	--	--

The total accumulated pension benefit obligations for all Plans is $188,433 and $209,471 at September 30, 2004 and 2005, respectively. Changes in actuarial assumptions for 2005 included the adoption of a more current mortality table. For certain of the Plans at December 31, 2004 and all of the Plans at December 31, 2005 and the Officers Plan, the accumulated benefit obligation exceeds the fair value of the Plans assets plus accrued pension expense. This results in an additional minimum pension liability of $27,487 and $67,860 as of December 31, 2004 and 2005, respectively. The additional minimum pension liability is allocated to intangible assets for prior service costs of $1,646 and $2,074 as of December 31, 2004 and 2005, respectively, and the balance is reported in stockholders’ equity net of the deferred tax effect. The status of the Plans and the Officers Plan for the years ended December 31, 2004 and 2005 is presented in the balance sheets as follows:

	December 31,
	2004	2005
Other Assets (Intangible Asset)	$1,646	$2,074
Accrued Liabilities - Pensions	(4,003)	(7,777)
Noncurrent Prepaids (Liabilities) - Pensions	485	(30,677)
Officers' Deferred Compensation	(3,363)	(4,213)
Stockholders' Equity (Gross Amount)	25,841	65,786

Net Prepaid Benefit Cost	$20,606	$25,193

The components of the net periodic benefit costs for the years ended December 31, 2003, 2004 and 2005 are:

	Pension & Officers Benefits			Postretirement Benefits
	2003	2004	2005	2003	2004	2005
Service Cost-Benefit Earned During
the Period	$849	$826	$803	$286	$254	$240
Interest Cost on Projected Benefit
Obligation	12,666	12,122	11,541	2,548	2,279	2,152
Expected Return on Pension Assets	(17,571)	(15,790)	(15,467)	--	--	--
Net Amortization and Deferral	91	437	2,438	(231)	(205)	(198)
Prior Service Cost	564	532	532	--	--	--

Net Periodic Benefit Cost (Income)	$(3,401)	$(1,873)	$(153)	$2,603	$2,328	$2,194

Assumptions used in the determination of net periodic benefit costs for these years are:

	2003	2004	2005	2003	2004	2005
Discount Rate	6.85%	6.50%	6.00%	6.85%	6.50%	6.00%
Rate of Increase in Compensation
Levels	3.00%	3.00%	3.00%	--	--	--
Expected Long-Term Rate of Return
on Assets	9.25%	9.25%	9.25%	--	--	--

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 0% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total of Service and Interest Cost Components	$105	$(95)
Effect on Postretirement Healthcare Benefit Obligation	$1,914	$(1,734)

As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $1,364 and $1,581 to these plans during 2004 and 2005, respectively.

ZKM sponsors an unfunded defined benefit plan and the Company has an actuarially calculated liability of approximately $3,536 included in the pension liability in the consolidated balance sheet.

(9)  Profit Sharing

The Cudahy site has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $0, $300, and $664 in 2003, 2004 and 2005, respectively. The Albany, Oregon facility has a profit sharing program in which all employees are eligible to participate. The profit sharing pool is calculated based on various internal operating measurements. The expense was $0, $0 and $80 in 2003, 2004 and 2005, respectively.

(10)  Commitments and Contingencies

(a)	The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company has made provisions in the financial statements for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions

Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

(b)	The Company has unconditional fixed price purchase obligations (take-or-pay contracts) of approximately $306,800 comprising commitments to purchase natural gas of approximately $12,300 and raw material of approximately $294,500. These obligations are for purchases necessary to fulfill the Company’s production backlog. None of these obligations may be net settled. The Company’s future commitments approximate $97,900 in 2006, $91,500 in 2007, $91,200 in 2008, $26,200 in 2009 and $0 in 2010. During 2003, 2004 and 2005, the Company fulfilled its minimum contractual purchase obligations for those periods.

(11)  Related Party Transactions

Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. (“Weber”). The joint venture is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the former chief executive officer of Weber. The Company’s payments to Weber under the joint venture were $1,251, $897 and $1,200 in 2003, 2004 and 2005, respectively. The joint venture has no assets or liabilities.

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

The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005:

	December 31,
	2003	2004	2005
Average Basic Common Shares Outstanding	13,023,393	13,285,582	13,781,586
Incremental Shares Applicable to Common Stock
Options and Warrants	34,310	102,329	149,953

Average Diluted Common Shares Outstanding	13,057,703	13,387,911	13,931,539

(13)  Acquisition

On November 17, 2005, the Company acquired 90.07% of the outstanding common shares of the Polish forging company HSW-Zaklad Kuznia Matrycowa (“ZKM”) located in Stalowa Wola, Poland. ZKM’s facility and production capabilities are compatible with Ladish’s core business. ZKM’s results of operation have been included with the Company’s results of operations since November 17, 2005. ZKM sales of $6,153 are included in the 2005 consolidated sales. The acquisition cost of $12,099 was financed with cash on hand and the Company’s existing credit facility.

A summary of the amounts assigned to the assets and liabilities of ZKM is as follows:

Net Working Capital	$(100)
Property, Plant and Equipment	15,419
Goodwill	0
Other Noncurrent Assets	0
Other Noncurrent Liabilities	(3,220)

$12,099

It is contemplated that any final purchase price allocations that have not been finalized will be inconsequential in amount.

Had the acquisition of ZKM occurred at the beginning of 2004, the consolidated results of operations for 2005 and 2004 would not have been materially impacted.

(14)  Quarterly Results of Operations (Unaudited)

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

	Quarters Ended
2004	March 31	June 30	September 30	December 31
Net Sales	$50,716	$53,279	$51,076	$53,636
Gross Profit	2,370	5,721	4,236	5,728
Operating Income	12	3,579	2,059	2,105
Net Income (Loss)	(425)	2,178	816	1,185
Basic Earnings (Loss) Per Share	(0.03)	0.17	0.06	0.09
Diluted Earnings (Loss) Per Share	(0.03)	0.17	0.06	0.09

	Quarters Ended
2005	March 31	June 30	September 30	December 31
Net Sales	$65,094	$66,533	$64,832	$70,382
Gross Profit	7,263	9,942	10,254	8,575
Operating Income	4,679	7,981	5,818	5,369
Net Income	2,658	4,630	3,276	3,151
Basic Earnings Per Share	0.19	0.34	0.24	0.23
Diluted Earnings Per Share	0.19	0.33	0.23	0.22

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(15)  Valuation and Qualifying Accounts

	Balance at Beginning of Year	Provision Charged (Credited) to Profit and Loss	Payments and Accounts Written Off	Balance at End of Year
Year ended December 31, 2003
Allowance for Doubtful Accounts	$191	$2	$2	$191
Year ended December 31, 2004
Allowance for Doubtful Accounts	$191	$13	$28	$176
Year ended December 31, 2005
Allowance for Doubtful Accounts	$176	$(29)	$21	$126

INDEX TO EXHIBITS

Exhibit Numbers	Description	Page Number
3 (a)	Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.
3 (b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as
Exhibit 3(b) on November 5, 2003 are incorporated by reference.
10 (a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as
Exhibit 10.4 on December 23, 1997 is incorporated by reference.
10 (b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.
10 (c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial
Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial
Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14,
2000 among Ladish Co., Inc. and U.S. Bank National Association and the
Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14,
2000 among Ladish Co., Inc. and U.S. Bank National Association and the
Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14,
2000 among Ladish Co., Inc. and U.S. Bank National Association and the
Financial Institutions Party thereto, filed with Form 10-K on February 25, 2004 is incorporated by reference.
10 (h)	Amendment No. 6 dated December 29, 2004 to Credit Agreement dated April 14,
2000 among Ladish Co., Inc. and U.S. Bank National Association and the
Financial Institutions Party Thereto, filed with Form 10-K on March 14, 2005 is incorporated by reference.
10 (i)	Amendment No. 7 dated July 20, 2005 to Credit Agreement dated April 14, 2000	X-3
among Ladish Co., Inc. and U.S. Bank National Association and the Financial
Institutions Party Thereto.
10 (j)	Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the
Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (k)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber
Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

X-1

Exhibit Numbers	Description	Page Number

10 (l)	Agreement dated February 24, 2005 between Ladish Co., Inc. and Huta Stalowa
Wola S.A. filed with Form 8-K on March 2, 2005 is incorporated by reference.
14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.
21	List of Subsidiaries of the Company.	X-9
23	Consent of Independent Registered Public Accounting Firm.	X-10
31 (a)	Written statement of the chief executive officer of the Company certifying this
Form 10-K complies with the requirements of Section 13(a) of the Securities
	Exchange Act of 1934.	X-11
31 (b)	Written statement of the chief financial officer of the Company certifying this
Form 10-K complies with the requirements of Section 13(a) of the Securities
	Exchange Act of 1934.	X-12
32	Written Statement of the chief executive officer and chief financial officer of the
Company certifying this Form 10-K complies with the requirements of 18 U.S.C.
	§1350.	X-13

X-2