Form 10-Q
period 2006-03-31
LADISH CO INC
filed 2006-05-09
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended    March 31, 2006

Commission File Number    0-23539

LADISH CO., INC.
(Exact name of registrant as specified in its charter)

Wisconsin	31-1145953
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5481 South Packard Avenue, Cudahy, Wisconsin	53110
(Address of principal executive offices)	(Zip Code)

(414) 747-2611
(Registrant’s telephone number, including area code)

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

Yes    X      No

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer              Accelerated filer    X      Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $0.01 Par Value	14,019,217

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	2006	2005
Net sales	$95,006	$65,094
Cost of sales	77,638	57,831

Gross profit	17,368	7,263
Selling, general and administrative expenses	4,304	2,584

Income from operations	13,064	4,679
Other income (expense):
Interest expense	(766)	(446)
Other, net	(27)	(15)

Income before income tax provision and minority interest	12,271	4,218
Income tax provision	4,540	1,560
Minority interest in net earnings of subsidiary	99	--

Net income	$7,632	$2,658

Basic earnings per share	$0.54	$0.19
Diluted earnings per share	$0.54	$0.19
Basic weighted average shares outstanding	14,015,088	13,676,585
Diluted weighted average shares outstanding	14,150,903	13,828,728

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

Assets	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$760	$14,494
Accounts receivable, less allowance of $126 at each date	74,455	51,497
Inventories	90,655	78,151
Deferred income taxes	7,674	7,674
Prepaid expenses and other current assets	1,414	1,860

Total current assets	174,958	153,676

Property, plant and equipment:
Land and improvements	5,765	5,734
Buildings and improvements	48,025	46,797
Machinery and equipment	172,479	169,006
Construction in progress	8,051	6,167

	234,320	227,704
Less - accumulated depreciation	(130,761)	(128,279)

Net property, plant and equipment	103,559	99,425
Deferred income taxes	27,502	31,795
Other assets	11,116	11,133

Total assets	$317,135	$296,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,029	$41,665
Senior bank debt	19,650	12,375
Senior notes	6,000	6,000
Notes payable	499	--
Accrued liabilities:
Pensions	9,154	9,127
Postretirement benefits	4,485	4,485
Wages and salaries	5,529	4,789
Taxes, other than income taxes	625	246
Interest	409	729
Profit sharing	433	664
Paid progress billings	354	413
Other	3,996	2,067

Total current liabilities	97,163	82,560
Long term liabilities:
Senior bank debt	14,250	14,625
Senior notes	12,000	12,000
Notes payable	1,413	--
Postretirement benefits	30,660	30,994
Pensions	30,933	32,863
Officers’ deferred compensation	4,283	4,213
Minority interest in equity of subsidiary	1,259	1,160
Other noncurrent liabilities	146	145

Total liabilities	192,107	178,560

Stockholders’ equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	113,616	113,569
Retained earnings	54,665	47,033
Treasury stock, 586,374 and 592,538 shares of common stock at each date at cost	(4,293)	(4,338)
Accumulated other comprehensive loss	(39,106)	(38,941)

Total stockholders’ equity	125,028	117,469

Total liabilities and stockholders’ equity	$317,135	$296,029

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,632	$2,658
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	2,550	2,345
Charge in lieu of taxes related to goodwill	10	9
Non-cash compensation related to stock options	--	55
Deferred income taxes	4,477	1,534
Minority interest in net earnings of subsidiary	99	--
Loss (gain) on disposal of property, plant and equipment	(5)	21
Changes in assets and liabilities:
Accounts receivable	(23,001)	(7,565)
Inventories	(12,482)	(3,675)
Other assets	339	(1,770)
Accounts payable and accrued liabilities	6,660	6,085
Other long-term liabilities	(2,185)	(547)

Net cash used in operating activities	(15,906)	(850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,891)	(2,240)
Proceeds from sale of property, plant and equipment	18	--
Acquisition of business, net of cash acquired	(2,854)	--

Net cash used in investing activities	(4,727)	(2,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior bank debt	6,900	500
Payment of notes payable	(85)	--
Issuance of common stock	58	166

Net cash provided by financing activities	6,873	666

Effect of exchange rate changes on cash and cash equivalents	26	--

DECREASE IN CASH AND CASH EQUIVALENTS	(13,734)	(2,424)
CASH AND CASH EQUIVALENTS, beginning of period	14,494	2,744

CASH AND CASH EQUIVALENTS, end of period	$760	$320

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2006 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	March 31, 2006	December 31, 2005
Raw material and supplies	$32,037	$20,527
Work-in-process and finished goods	59,298	58,275
Less progress payments	(680)	(651)

Total inventories	$90,655	$78,151

(3)	Interest and Income Tax Payments

	For the Three Months Ended March 31,
	2006	2005
Interest paid	$1,082	$868
Income taxes paid	42	18

(4)	Cash and Cash Equivalents

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

The year-to-date tax provisions for 2006 and 2005 are based on an annualized combined federal and state effective tax rate of 37%. The principal difference from the expected federal tax rate of 35% is due primarily to state income taxes, partially offset by the benefit of the Extra-Territorial Income (“ETI”) exclusion related to export sales.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the three-month periods ending March 31, 2006 and 2005 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$226	$201	$30	$60
Interest cost	2,830	2,885	531	539
Expected return on plan assets	(3,619)	(3,867)	--	--
Amortization of prior service cost	107	133	--	--
Amortization of the net (gain) loss	1,079	610	32	(50)

Net periodic benefit cost (income)	$623	$(38)	$593	$549

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $7,905 to its pension plans in 2006. As of March 31, 2006, the Company has made $1,256 of cash contributions to the pension plans versus $10 during the same period in 2005. The Company currently estimates its total contributions to its pension plans in 2006 will be $7,905.

(8)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(9)	Stockholders’ Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the three months ended March 31, 2006. As of March 31, 2006, 247,586 options granted under the Plan remain outstanding and exercisable. During the first three months of 2006, 6,164 options were exercised (for cash of $58) and shares were issued from Treasury Stock.

(10)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi and six asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from many of the cases in Mississippi and two of the cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

(11)	New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” requires that an entity recognize the fair value of a liability for a conditional asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. FASB Interpretation No. 47 became effective for calendar year enterprises as of December 31, 2005. In applying this Statement to the Company, it was necessary to determine if the Company will undertake any major renovation, sell, dispose or abandon its factory and factory related assets; what liability would be associated with such action; and the date such action would be taken. The Company has three factories in the United States which may be subject to certain conditional retirement obligations. The Company believes it does not have sufficient information to estimate the fair value of any asset retirement obligation because the settlement date or range of potential settlement dates has not been specified by others and information is not available to apply an expected present value technique. There are no plans to demolish or undertake any major renovation to the factories that would result in any retirement obligations. The factories have been and are expected to be maintained by repairs and maintenance activities that would not involve activities resulting in a retirement obligation. Furthermore, there have not been identified any need for major renovations caused by technology changes, operational changes, or other factors.

The Company adopted FASB Statement No. 123 (revised), “Share-Based Payment,” on October 1, 2005. Because the Company has no unvested options, adoption had no material effect on its financial position or results of operations for the first quarter of 2006.

FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be expensed as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there was no effect on its financial position and results of operations for the first quarter of 2006.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIONS

First Quarter 2006 Compared to First Quarter 2005

Net sales for the three months ended March 31, 2006 were $95,006 compared to $65,094 for the same period in 2005. The 46% increase in sales for the first quarter of 2006 versus 2005 was due to the overall improvement in the jet engine and general aerospace industries along with a stronger demand for industrial forgings and a full quarter of ZKM sales. Gross profit for the first quarter of 2006 increased to 18.3% of sales in contrast to 11.2% of sales in the first quarter of 2005 primarily as a result of increased sales, which resulted in better absorption of fixed costs, along with improved pricing of by-product sales in 2006.

Selling, general and administrative expenses, as a percentage of sales, were 4.5% for the first quarter of 2006 compared to 4.0% for the same period in 2005. The increase in SG&A expenses as a percentage of sales between the periods was attributable to the Company’s growing international sales which carry a higher SG&A rate due to travel and sales representation expenses.

Interest expense for the three-month period in 2006 was $766 in contrast to $446 for the same period in 2005. The higher interest expense in 2006 reflects higher loan balances under the Company’s credit facility in the period partially offset by the July 2005 $6,000 reduction in the amount of senior notes outstanding. During the first quarter of 2006, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. The term loan portion of the facility bore an interest rate of 5.75% per annum and the senior notes bore interest at the rate of 7.19% per annum. The Company had $18,900 of borrowings under the revolving line of credit facility and a $15,000 term loan at the end of the first quarter of 2006.

The 2006 and 2005 income tax provisions are based on an annualized effective tax rate of 37%. The Company has significant net operating loss (“NOL”) carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the first quarter of 2006 was $7,632, a $4,974 increase from the same period in 2005. The increase in profitability was due to the above described sales increase in 2006 which resulted in the improved absorption of fixed costs along with favorable by-product sales and tooling revenue. The Company’s contract backlog at March 31, 2006 was $501,887 as the Company received $140,817 of new orders in the first quarter of 2006, in comparison to a backlog of $332,441 at March 31, 2005 and $123,645 of new orders in the first quarter of 2005.

Liquidity and Capital Resources

The Company’s cash position as of March 31, 2006 is $13,734 less than its position at December 31, 2005. The year-to-date decrease in cash is a result of $35,483 of increases in accounts receivable and inventory partially offset by a $6,660 increase in trade payables. In addition, cash was reduced in the first three months of 2006 by $1,891 for capital expenditures.

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

On July 20, 2005, the Company and the same lenders amended the Facility to provide for a $15,000 term loan component (the “Term Loan”). The duration of the Term Loan is five years with amortization of the Term Loan beginning in year two. The amortization is based on a ten-year payback with a balloon payment at the end of year five. The interest rate on the Term Loan is fixed at 5.75%. The revolving line of credit was increased to $35,000 with an interest rate of LIBOR plus 1.25%. There were $18,900 of borrowings under the revolving line of credit as of March 31, 2006. The remaining line of credit of $16,100 was available pursuant to the terms of the Facility.

The Company has NOL carryforwards that were generated prior to its 1993 reorganization, as well as NOL carryforwards that were generated in subsequent years. The total remaining NOL carryforwards were $29,981 as of December 31, 2005. The NOL carryforwards expire gradually in the years 2008 through 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial as the vast majority of the Company’s sales are made in U.S. dollars. The Company does not consider itself subject to the market risks addressed by Item 305 of Regulation S-K.

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

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 5. Other Information

Subsequent to the end of the first quarter but prior to the filing of this Form 10-Q, the Company reached a tentative understanding with a number of institutional lenders for the placement of an additional $40,000 of senior notes. The Company expects the transaction will close in the second quarter of 2006. The Company and the syndicate of lenders participating in the existing Facility have agreed to an amendment of the Facility which will assist the Company in the aforementioned placement of the additional $40,000 of senior notes.

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

LADISH CO., INC.
Date: May 1, 2006	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary