Form 10-Q
period 2006-06-30
LADISH CO INC
filed 2006-07-28
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended    June 30, 2006

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, $0.01 Par Value	14,195,967

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$90,173	$66,533	$185,179	$131,627
Cost of sales	71,001	56,591	148,639	114,422

Gross profit	19,172	9,942	36,540	17,205
Selling, general and administrative expenses	4,834	1,961	9,138	4,545

Income from operations	14,338	7,981	27,402	12,660
Other income (expense):
Interest expense	(893)	(430)	(1,659)	(876)
Other, net	(135)	(18)	(162)	(33)

Income before income tax provision
and minority interest	13,310	7,533	25,581	11,751
Income tax provision	4,747	2,903	9,287	4,463
Minority interest in net earnings of subsidiary	61	--	160	--

Net income	$8,502	$4,630	$16,134	$7,288

Basic earnings per share	$0.60	$0.34	$1.15	$0.53
Diluted earnings per share	$0.60	$0.33	$1.14	$0.53
Basic weighted average shares outstanding	14,130,599	13,699,847	14,073,162	13,688,280
Diluted weighted average shares outstanding	14,180,709	13,831,563	14,166,124	13,830,209

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$7,789	$14,494
Accounts receivable, less allowance of $126 at each date	66,828	51,497
Inventories	109,811	78,151
Deferred income taxes	7,674	7,674
Prepaid expenses and other current assets	1,325	1,860

Total current assets	193,427	153,676

Property, plant and equipment:
Land and improvements	5,775	5,734
Buildings and improvements	48,332	46,797
Machinery and equipment	173,679	169,006
Construction in progress	10,004	6,167

	237,790	227,704
Less - accumulated depreciation	(133,103)	(128,279)

Net property, plant and equipment	104,687	99,425
Deferred income taxes	26,314	31,795
Other assets	11,296	11,133

Total assets	$335,724	$296,029

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,292	$41,665
Senior bank debt	--	12,375
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	9,084	9,127
Postretirement benefits	4,485	4,485
Wages and salaries	6,045	4,789
Taxes, other than income taxes	257	246
Interest	887	729
Profit sharing	1,417	664
Paid progress billings	363	413
Other	4,270	2,067

Total current liabilities	79,100	82,560
Long term liabilities:
Senior bank debt	--	14,625
Senior notes	52,000	12,000
Postretirement benefits	30,241	30,994
Pensions	29,978	32,863
Officers' deferred compensation	4,354	4,213
Minority interest in equity of subsidiary	1,196	1,160
Deferred income taxes	1,331	--
Other noncurrent liabilities	309	145

Total liabilities	198,509	178,560

Stockholders' equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	115,937	113,569
Retained earnings	63,167	47,033
Treasury stock, 409,624 and 592,538 shares of common stock at each date at cost	(2,999)	(4,338)
Accumulated other comprehensive loss	(39,036)	(38,941)

Total stockholders' equity	137,215	117,469

Total liabilities and stockholders' equity	$335,724	$296,029

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,134	$7,288
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	5,159	4,690
Charge in lieu of taxes related to goodwill	20	19
Non-cash compensation related to stock options	--	(443)
Deferred income taxes	9,153	4,410
Minority interest in net earnings of subsidiary	160	--
Loss (gain) on disposal of property, plant and equipment	26	37
Changes in assets and liabilities:
Accounts receivable	(15,272)	(7,831)
Inventories	(31,619)	(11,558)
Other assets	433	(3,645)
Accounts payable and accrued liabilities	8,572	9,076
Other long-term liabilities	(3,471)	(1,027)

Net cash provided by (used in) operating activities	(10,705)	1,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,509)	(4,007)
Proceeds from sale of property, plant and equipment	29	21
Purchase of ZKM stock - minority interest	(125)	--
Acquisition of business net of cash acquired	(2,849)	--

Net cash used in investing activities	(8,454)	(3,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) senior bank debt	(27,000)	1,400
Repayment of notes payable	(1,980)	--
Proceeds from senior notes	40,000	--
Deferred financing costs	(222)	--
Issuance of common stock	1,666	292

Net cash provided by financing activities	12,464	1,692

Effect of exchange rate changes on cash and cash equivalents	(10)	--

DECREASE IN CASH AND CASH EQUIVALENTS	(6,705)	(1,278)
CASH AND CASH EQUIVALENTS, beginning of period	14,494	2,744

CASH AND CASH EQUIVALENTS, end of period	$7,789	$1,466

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2006 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	June 30, 2006	December 31, 2005
Raw material and supplies	$39,784	$20,527
Work-in-process and finished goods	70,658	58,275
Less progress payments	(631)	(651)

Total inventories	$109,811	$78,151

(3)	Interest and Income Tax Payments

	For the Six Months Ended June 30,
	2006	2005
Interest paid	$1,704	$861
Income taxes paid	434	71

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $14,279 and $10,011 as of June 30, 2006 and December 31, 2005, respectively.

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

The year-to-date tax provisions for 2006 and 2005 are based on annualized combined federal and state effective tax rates of 36% and 38%, respectively. The principal difference from the expected federal tax rate of 35% is due primarily to state income taxes, partially offset by the benefit of the Extra-Territorial Income (“ETI”) exclusion related to export sales.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the six-month periods ending June 30, 2006 and 2005 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$451	$402	$60	$120
Interest cost	5,662	5,769	1,062	1,076
Expected return on plan assets	(7,238)	(7,734)	--	--
Amortization of prior service cost	214	266	--	--
Amortization of the net (gain) loss	2,157	1,220	63	(99)

Net periodic benefit cost (income)	$1,246	$(77)	$1,185	$1,097

Contributions:
The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $7,905 to its pension plans in 2006. As of June 30, 2006, the Company has made $2,824 of cash contributions to the pension plans versus $1,121 during the same period in 2005. The Company currently estimates its total contributions to its pension plans in 2006 will be $7,777.

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

(8)	Debt

The Company sold $30,000 of Series A senior notes (the “Series A Notes”) in a private placement to certain institutional investors on July 20, 2001. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004, 2005 and 2006.

On May 16, 2006, the Company sold $40,000 of Series B senior notes (the “Series B Notes”) in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At June 30, 2006, there were no borrowings under the Facility and the entire line of credit was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(10)	Stockholders’Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the six months ended June 30, 2006. As of June 30, 2006, 70,836 options granted under the Plan remain outstanding and exercisable. During the first six months of 2006, 182,914 options were exercised (for cash of $1,666) and shares were issued from Treasury Stock.

(11)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi and six asbestos cases in Illinois. As of the date of this filing, the Company has been dismissed from a majority of the cases in Mississippi and four of the cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

(12)	New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” Accounting for Asset Retirement Obligations requires that an entity recognize the fair value of a liability for a conditional asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. FASB Interpretation No. 47 became effective for calendar year enterprises as of December 31, 2005. In applying this Statement to the Company, it was necessary to determine if the Company will undertake any major renovation, sell, dispose or abandon its factory and factory related assets; what liability would be associated with such action; and the date such action would be taken. The Company has three factories in the United States which may be subject to certain conditional retirement obligations. The Company believes it does not have sufficient information to estimate the fair value of any asset retirement obligation because the settlement date or range of potential settlement dates has not been specified by others and information is not available to apply an expected present value technique. There are no plans to demolish or undertake any major renovation to the factories that would result in any retirement obligations. The factories have been and are expected to be maintained by repairs and maintenance activities that would not involve activities resulting in a retirement obligation. Furthermore, there has not been any need identified for major renovations caused by technology changes, operational changes, or other factors.

The Company adopted FASB Statement No. 123 (revised), “Share-Based Payment,” on October 1, 2005. Because the Company has no unvested options, adoption had no material effect on its financial position or results of operations for the first half of 2006.

FASB Statement 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be reflected as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there was no effect on its financial position and results of operations for the first half of 2006.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIONS

Second Quarter 2006 Compared to Second Quarter 2005

Net sales for the three months ended June 30, 2006 were $90,173 compared to $66,533 for the same period in 2005. The 36% increase in sales for the second quarter of 2006 versus 2005 was due to the overall improvement in the jet engine and general aerospace industries along with a stronger demand for industrial forgings and a full quarter of ZKM sales. Gross profit for the second quarter of 2006 increased to 21.3% of sales in contrast to 14.9% of sales in the second quarter of 2005 primarily as a result of increased sales, which resulted in better absorption of fixed costs, along with improved pricing of by-product sales in 2006.

Selling, general and administrative expenses, as a percentage of sales, were 5.4% for the second quarter of 2006 compared to 2.9% for the same period in 2005. The increase in SG&A expenses as a percentage of sales between the periods was attributable to the Company’s growing international sales which carry a higher SG&A rate due to travel and sales representation expenses in addition to an increased provision for incentive compensation. The second quarter of 2005 SG&A also benefited from a $498 credit in accordance with FASB Interpretation No. 44 (“FIN 44”) on the variable pricing portion of the Company’s stock option program. The 2005 SG&A rate would have been 3.7% without the foregoing credit.

Interest expense for the second quarter of 2006 was $893 in contrast to $430 for the same period in 2005. The higher interest expense in 2006 reflects higher loan balances under the Company’s credit facility along with the issuance of the $40,000 of Series B notes in the period. During the second quarter of 2006, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. The term loan portion of the facility bore an interest rate of 5.75% per annum and the two series of senior notes bore interest at the rate of 7.19% and 6.14%, respectively, per annum. The Company had no borrowings under the revolving line of credit facility and had $58,000 of senior notes outstanding at the end of the second quarter of 2006.

The 2006 and 2005 income tax provisions are based on an annualized effective tax rate of 36% and 38%, respectively. The Company has significant net operating loss (“NOL”) carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the second quarter of 2006 was $8,502, a $3,872 increase from the same period in 2005. The increase in profitability was due to the above described sales increase in 2006 which resulted in the improved absorption of fixed costs along with favorable by-product sales. The Company’s contract backlog at June 30, 2006 was $525,922 as the Company received $115,083 of new orders in the second quarter of 2006, in comparison to a backlog of $376,511 at June 30, 2005 and $111,475 of new orders in the second quarter of 2005.

First Six Months of 2006 Compared to First Six Months of 2005

In the first half of 2006, the net sales of the Company were $185,179, a 41% increase from the $131,627 of net sales in the same period of 2005. The 2006 growth in sales is attributable to product mix, higher raw material prices and six months of sales from the Company’s Polish subsidiary ZKM. The high sales level in 2006 resulted in improved absorption of fixed costs which contributed to the gross profit of $36,540, or 19.7% of sales, in comparison to $17,205 of gross profit, or 13.1% of sales, in the same period of 2005.

SG&A expense for the first six months of 2006 was $9,138, or 4.9% of sales, compared to $4,545, or 3.5% of sales, for the same period in 2005. The variation between the two periods is due to increased selling expenses associated with the higher level of foreign sales in 2006 in addition to an increased provision for incentive compensation. SG&A expense in the first six months of 2005 was also reduced by a $443 credit from the application of FIN 44 to the variable pricing portion of the Company’s stock option program.

Interest expense for the six months ending June 30, 2006 was $1,659, an increase of $783 over interest expense for the first half of 2005. The increase in interest expense in 2006 was a reflection of higher loan balances under the senior credit facility along with the issuance of the $40,000 of Series B notes in the second quarter of 2006.

The tax provision for the six months ended June 30, 2006 was $9,287 reflecting a tax rate of 36% in comparison to $4,463 and a tax rate of 38% for the same period in 2005. The Company has significant NOL carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

Net income for the first half of 2006 was $16,134, or $1.14 per share on a fully diluted basis, in contrast to $7,288, or $0.53 per share, for the first six months of 2005. The improvement in net income is due to higher sales with improved absorption of fixed costs, strong by-product sales, operating efficiencies at all of the Company’s operating units and a favorable product mix.

The Company received $255,900 of new orders in the first six months of 2006 which brought the contract backlog to $525,922 as of June 30, 2006. During the comparable period of 2005, the Company received $235,120 of new orders and ended the month of June 2005 with a contract backlog of $376,511.

Liquidity and Capital Resources

The Company’s cash position as of June 30, 2006 is $6,705 less than its position at December 31, 2005. The year-to-date decrease in cash is a result of $46,991 of increases in accounts receivable and inventory partially offset by a $4,627 increase in trade payables. In addition, cash was reduced in the first six months of 2006 by $5,509 for capital expenditures.

On July 20, 2001, the Company sold $30,000 of Series A Notes in a private placement to certain institutional investors. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004, 2005 and 2006.

On May 16, 2006, the Company sold $40,000 of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

In addition, the Company and a syndicate of Lenders have entered into the Facility which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At June 30, 2006, there were no borrowings under the Facility and the entire line of credit was available pursuant to the terms of the Facility.

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

_________________

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

Item 4.    Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the May 3, 2006 Annual Meeting of the Stockholders of the Company, the Stockholders were asked to vote on the election of a new Board of Directors for the next year or until their successors are duly elected. The following tabulation reflects the results of that election:

Director Name	Authority Granted	Authority Withheld
Lawrence W. Bianchi	11,949,287	510,400
James C. Hill	12,144,947	314,740
Leon A. Kranz	11,773,123	686,564
J. Robert Peart	12,144,250	315,437
John W. Splude	12,144,450	315,237
Kerry L. Woody	12,145,640	314,047

The Stockholders were also asked to ratify the action taken by the Audit Committee of the Board of Directors in selecting the independent audit firm of KPMG LLP as the independent auditors of the Company for the year ending December 31, 2006. The Stockholders approved this action by the following vote:

For	Against	Abstain
12,368,679	85,293	5,713

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

LADISH CO., INC.
Date: July 27, 2006	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary