Form 10-Q
period 2006-09-30
LADISH CO INC
filed 2006-11-01
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended    September 30, 2006

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $0.01 Par Value	14,200,967

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$90,664	$64,832	$275,843	$196,459
Cost of sales	75,395	54,578	224,034	169,000

Gross profit	15,269	10,254	51,809	27,459
Selling, general and administrative expenses	4,583	4,436	13,721	8,981

Income from operations	10,686	5,818	38,088	18,478
Other income (expense):
Interest expense	(980)	(504)	(2,639)	(1,380)
Other, net	(155)	6	(317)	(27)

Income before income tax provision
and minority interest	9,551	5,320	35,132	17,071
Income tax provision	3,115	2,044	12,402	6,507
Minority interest in net earnings of subsidiary	23	--	183	--

Net income	$6,413	$3,276	$22,547	$10,564

Basic earnings per share	$0.45	$0.24	$1.60	$0.77
Diluted earnings per share	$0.45	$0.23	$1.59	$0.76
Basic weighted average shares outstanding	14,198,413	13,797,349	14,115,371	13,725,036
Diluted weighted average shares outstanding	14,242,600	13,989,775	14,192,075	13,883,798

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$3,359	$14,494
Accounts receivable, less allowance of $126 at each date	70,981	51,497
Inventories	119,829	78,151
Deferred income taxes	7,674	7,674
Prepaid expenses and other current assets	1,619	1,860

Total current assets	203,462	153,676

Property, plant and equipment:
Land and improvements	5,803	5,734
Buildings and improvements	48,736	46,797
Machinery and equipment	175,652	169,006
Construction in progress	11,505	6,167

	241,696	227,704
Less - accumulated depreciation	(135,113)	(128,279)

Net property, plant and equipment	106,583	99,425
Deferred income taxes	26,314	31,795
Other assets	11,272	11,133

Total assets	$347,631	$296,029

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,131	$41,665
Senior bank debt	12,600	12,375
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	5,879	9,127
Postretirement benefits	4,485	4,485
Wages and salaries	5,372	4,789
Taxes, other than income taxes	262	246
Interest	1,162	729
Profit sharing	2,111	664
Paid progress billings	259	413
Other	5,141	2,067

Total current liabilities	86,402	82,560
Long term liabilities:
Senior bank debt	--	14,625
Senior notes	46,000	12,000
Postretirement benefits	29,978	30,994
Pensions	31,143	32,863
Officers' deferred compensation	4,422	4,213
Minority interest in equity of subsidiary	638	1,160
Deferred income taxes	4,167	--
Other noncurrent liabilities	310	145

Total liabilities	203,060	178,560

Stockholders' equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	115,995	113,569
Retained earnings	69,580	47,033
Treasury stock, 404,624 and 592,538 shares of common stock at each date at cost	(2,962)	(4,338)
Accumulated other comprehensive loss	(38,188)	(38,941)

Total stockholders' equity	144,571	117,469

Total liabilities and stockholders' equity	$347,631	$296,029

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,547	$10,564
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation	7,644	6,958
Charge in lieu of taxes related to goodwill	30	29
Non-cash compensation related to stock options	--	1,589
Deferred income taxes	12,193	6,278
Minority interest in net earnings of subsidiary	183	--
Loss (gain) on disposal of property, plant and equipment	23	38
Changes in assets and liabilities:
Accounts receivable	(19,089)	(6,568)
Inventories	(41,551)	(16,668)
Other assets	402	(6,530)
Accounts payable and accrued liabilities	2,995	3,489
Other long-term liabilities	(2,982)	(1,445)

Net cash used in operating activities	(17,605)	(2,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,389)	(5,169)
Proceeds from sale of property, plant and equipment	49	23
Purchase of ZKM stock - minority interest	(521)	--
Acquisition of business net of cash acquired	(2,849)	--

Net cash used in investing activities	(12,710)	(5,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) senior bank debt	(14,400)	15,000
Repayment of senior notes	(6,000)	(6,000)
Proceeds from senior notes	40,000	--
Repayment of notes payable	(1,980)	--
Deferred financing costs	(222)	--
Issuance of common stock	1,707	1,429

Net cash provided by financing activities	19,105	10,429

Effect of exchange rate changes on cash and cash equivalents	75	--

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,135)	3,017
CASH AND CASH EQUIVALENTS, beginning of period	14,494	2,744

CASH AND CASH EQUIVALENTS, end of period	$3,359	$5,761

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2006 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	September 30, 2006	December 31, 2005
Raw material and supplies	$46,195	$20,527
Work-in-process and finished goods	74,431	58,275
Less progress payments	(797)	(651)

Total inventories	$119,829	$78,151

(3)	Interest and Income Tax Payments

	For the Nine Months Ended September 30,
	2006	2005
Interest paid	$2,396	$1,804
Income taxes paid	661	241

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $8,228 and $10,011 as of September 30, 2006 and December 31, 2005, respectively.

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

The year-to-date tax provisions for 2006 and 2005 are based on annualized combined federal, state and foreign effective tax rates of 35% and 38%, respectively. The principal difference, if any, from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Extra-Territorial Income (“ETI”) exclusion related to export sales.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the nine-month periods ending September 30, 2006 and 2005 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$677	$602	$89	$180
Interest cost	8,491	8,656	1,594	1,615
Expected return on plan assets	(10,856)	(11,600)	--	--
Amortization of prior service cost	320	398	--	--
Amortization of the net (gain) loss	3,236	1,829	95	(149)

Net periodic benefit cost (income)	$1,868	$(115)	$1,778	$1,646

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $7,905 to its pension plans in 2006. As of September 30, 2006, the Company has made $5,474 of cash contributions to the pension plans versus $3,037 during the same period in 2005. The Company currently estimates its total contributions to its pension plans in 2006 will be $5,515.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. To date, the Company has not received the refund and has not recognized the effect of the estimated refund in its financial statements.

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

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At September 30, 2006, there were $12,600 of borrowings under the Facility and $22,400 was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options and warrants.

(10)	Stockholders’Equity

The Company has a Long-Term Incentive Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the nine months ended September 30, 2006. As of September 30, 2006, 65,836 options granted under the Plan remain outstanding and exercisable. During the first nine months of 2006, 187,914 options were exercised (for cash of $1,707) and shares were issued from Treasury Stock.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” Accounting for Asset Retirement Obligations requires that an entity recognize the fair value of a liability for a conditional asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. FASB Interpretation No. 47 became effective for calendar year enterprises as of December 31, 2005. In applying this Statement to the Company, it was necessary to determine if the Company will undertake any major renovation, sell, dispose or abandon its factory and factory related assets; what liability would be associated with such action; and the date such action would be taken. The Company has four factories in the United States which may be subject to certain conditional retirement obligations. The Company believes it does not have sufficient information to estimate the fair value of any asset retirement obligation because the settlement date or range of potential settlement dates has not been specified by others and information is not available to apply an expected present value technique. There are no plans to demolish or undertake any major renovation to the factories that would result in any retirement obligations. The factories have been and are expected to be maintained by repairs and maintenance activities that would not involve activities resulting in a retirement obligation. Furthermore, there has not been any need identified for major renovations caused by technology changes, operational changes, or other factors.

The Company adopted FASB Statement No. 123 (revised), “Share-Based Payment,” on October 1, 2005. Because the Company has no unvested options, adoption had no material effect on its financial position or results of operations for the first nine months of 2006.

FASB Statement 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be reflected as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there was no effect on its financial position and results of operations for the first nine months of 2006.

FASB Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires public companies to recognize on their balance sheet the funded status of their defined benefit, pension and postretirement plans, as of December 31, 2006. As of that date, the Company will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of FASB Statement 87, “Employers’ Accounting for Pensions,” and FASB Statement 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as they relate to the plan’s funded status. The offset to this liability will be to accumulated other comprehensive income (loss) in equity. At this time, management does not anticipate a significant adjustment to the balance sheet relative to the liability and funded status of these defined benefits. The reduction in equity will not affect the Company’s ability to comply with debt covenant provisions.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIONS

Third Quarter 2006 Compared to Third Quarter 2005

Net sales for the three months ended September 30, 2006 were $90,664 compared to $64,832 for the same period in 2005. The 40% increase in sales for the third quarter of 2006 versus 2005 was due to the overall improvement in the jet engine and general aerospace industries along with a stronger demand for industrial forgings and a full quarter of ZKM sales. Gross profit for the third quarter of 2006 increased to 16.8% of sales in contrast to 15.8% of sales in the third quarter of 2005 primarily as a result of increased sales, which resulted in better absorption of fixed costs, along with improved pricing of by-product sales in 2006, partially offset by a more profitable mix of products in 2005.

Selling, general and administrative expenses, as a percentage of sales, were 5.1% for the third quarter of 2006 compared to 6.8% for the same period in 2005. The third quarter of 2005 SG&A was increased by a $2,032 charge in accordance with FASB Interpretation No. 44 (“FIN 44”) on the variable pricing portion of the Company’s stock option program. The 2005 SG&A rate would have been 3.7% without the foregoing charge. The increase in SG&A expenses between the periods, excluding the FIN 44 charge in 2005, was attributable to the Company’s growing international sales which carry a higher SG&A rate due to travel and sales representation expenses in addition to an increased provision for incentive compensation.

Interest expense for the third quarter of 2006 was $980 in contrast to $504 for the same period in 2005. The higher interest expense in 2006 reflects higher loan balances under the Company’s credit facility along with the issuance of the $40,000 of Series B notes in the second quarter of 2006. During the third quarter of 2006, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. The two series of senior notes bore interest at the rate of 7.19% and 6.14%, respectively, per annum. The Company had $12,600 borrowings under the revolving line of credit facility and had $52,000 of senior notes outstanding at the end of the third quarter of 2006.

The 2006 and 2005 third quarter income tax provisions are based on annualized effective tax rates of 33% and 38%, respectively. The Company has significant net operating loss (“NOL”) carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the third quarter of 2006 was $6,413, a $3,137 increase from the same period in 2005. The increase in profitability was due to the above described sales increase in 2006 which resulted in the improved absorption of fixed costs along with favorable by-product sales. The Company’s contract backlog at September 30, 2006 was $558,702 as the Company received $123,666 of new orders in the third quarter of 2006, in comparison to a backlog of $394,913 at September 30, 2005 and $83,493 of new orders in the third quarter of 2005.

First Nine Months of 2006 Compared to First Nine Months of 2005

In the first nine months of 2006, the net sales of the Company were $275,843, a 40% increase from the $196,459 of net sales in the same period of 2005. The 2006 growth in sales is attributable to continued strength in the jet engine and general aerospace industries and nine months of sales from the Company’s Polish subsidiary ZKM. The high sales level in the first nine months of 2006 resulted in improved absorption of fixed costs which contributed to the gross profit of $51,809, or 18.8% of sales, in comparison to $27,459 of gross profit, or 14.0% of sales, in the same period of 2005.

SG&A expense for the first nine months of 2006 was $13,721, or 5.0% of sales, compared to $8,981, or 4.6% of sales, for the same period in 2005. The variation between the two periods is due to increased selling expenses associated with the higher level of foreign sales in 2006 in addition to an increased provision for incentive compensation. SG&A expense in the first nine months of 2005 was also impacted by a $1,589 charge from the application of FIN 44 and would have been $7,392, or 3.8% of sales, excluding the FIN 44 charge.

Interest expense for the nine months ended September 30, 2006 was $2,639, an increase of $1,259 over interest expense for the first nine months of 2005. The increase in interest expense in 2006 was a reflection of higher loan balances under the senior credit facility along with the issuance of the $40,000 of Series B notes in the second quarter of 2006.

The tax provision for the nine months ended September 30, 2006 was $12,402 reflecting an effective tax rate of 35% in comparison to $6,507 and an effective tax rate of 38% for the same period in 2005. The Company has significant NOL carryforwards which largely offset current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects the impact of federal, state and foreign income taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

Net income for the first nine months of 2006 was $22,547, or $1.59 per share on a diluted basis, in contrast to $10,564, or $0.76 per share, for the first nine months of 2005. The improvement in net income is due to higher sales with improved absorption of fixed costs, strong by-product sales, operating efficiencies at all of the Company’s operating units and a favorable product mix.

The Company received $379,566 of new orders in the first nine months of 2006 which brought the contract backlog to $558,702 as of September 30, 2006. During the comparable period of 2005, the Company received $318,613 of new orders and ended the month of September 2005 with a contract backlog of $394,913.

Liquidity and Capital Resources

The Company’s cash position as of September 30, 2006 is $11,135 less than its position at December 31, 2005. The year-to-date decrease in cash is a result of $61,162 of increases in accounts receivable and inventory partially offset by a $1,466 increase in trade payables. In addition, cash was reduced in the first nine months of 2006 by $9,389 for capital expenditures.

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

In addition, the Company and a syndicate of Lenders have entered into the Facility which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At September 30, 2006, there were $12,600 of borrowings under the Facility and $22,400 of credit was available pursuant to the terms of the Facility.

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

Item 4.    Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to the Stockholders of the Company during the period covered by this report.

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

LADISH CO., INC.
Date: October 27, 2006	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary