Form 10-K
period 2006-12-31
LADISH CO INC
filed 2007-03-07
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-23539

Ladish Co., Inc.
( Exact name of registrant as specified in its charter )

Wisconsin	31-1145953
( State of Incorporation )	( I.R.S. Employer Identification No. )
5481 S. Packard Avenue
Cudahy, Wisconsin	53110
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code: (414) 747-2611

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer              Accelerated filer   X         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $531,577,866 as of June 30, 2006.

14,503,467
(Number of Shares of common stock outstanding as of February 21, 2007)

( Continued on reverse side )

(Continued from cover page)

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Documents*	Portions of Documents are Incorporated
Proxy Statement for 2007 Annual Meeting of	Part III, Item 10. Directors and Executive Officers of the
Stockholders	Registrant
Part III, Item 11. Executive Compensation
Part III, Item 12. Security Ownership of Certain Beneficial
Owners and Management
Part III, Item 13. Certain Relationships and Related
Transactions
Part III, Item 14. Principal Accountant Fees and Services

* Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

PART 1

Item 1. Business

General

Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 81% of the Company’s 2006 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 22% of the Company’s 2006 billings were derived from sales, directly or through prime contractors, under United States government contracts or under contracts with allies of the United States government, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

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

	Years Ended December 31,
	2004		2005		2006
	(Dollars in millions)
Jet Engine Components	$147	70%	$185	69%	$231	62%
Aerospace Components	45	22%	54	20%	69	19%
General Industrial Components	17	8%	28	11%	69	19%

Total	$209	100%	$267	100%	$369	100%

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

Much of the Company’s business is capital intensive, requiring large and sophisticated forging, casting and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer and largest ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish’s 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Ladish is in the process of installing a new 12,500-ton isothermal press which is expected to be operational in 2008. Much of the domestic forging equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

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

Customers

The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 52%, 52% and 50% of the Company’s revenues in 2004, 2005 and 2006, respectively. Net sales to Rolls-Royce were 26%, 28% and 28%, United Technologies 15%, 14% and 14% and General Electric 11%, 10% and 8% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s net sales.

Caterpillar, Volvo, Techspace Aero and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.

U.S. exports accounted for approximately 49%, 53% and 51% of total Company net sales in 2004, 2005 and 2006, respectively. U.S. exports to England constituted approximately 24%, 26% and 28%, respectively in the above years, of total Company net sales.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.9 million, $4.0 million and $3.2 million on applied research and development work during 2004, 2005 and 2006, respectively. Customers reimbursed the Company for $1.5 million, $1.4 million and $1.6 million of research and development expenses in 2004, 2005 and 2006, respectively.

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

In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which have reduced overall lead times and the total cost of raw materials. However, with the upturn in demand in the markets served by the Company in 2006 and expected in 2007, raw material lead times have been extended and prices have increased. The Company attempts to protect against raw material price escalation by passing those price increases directly to the Company’s customers.

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The rapidly fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company’s 2006 results and are likely to have a similar, if not greater, effect in 2007. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $274 million, $457 million and $500 million as of December 31, 2004, 2005 and 2006, respectively. New order activity has been strong since 2004 with the Company receiving $266 million of new orders in 2004 in comparison to $206 million of new orders in 2003. In 2005, the Company received approximately $434 million in new orders and in 2006 the Company received $415 million in new orders as the commercial aerospace market continued to expand and the industrial portion of the Company’s business grew.

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

There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company’s financial position or results of operations. All of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company was previously named a potentially responsible party at several “Superfund” sites. The Company’s liability with respect to these sites has largely been resolved. Although the Company does not believe that the amount for which it may be held liable for any further administrative or wrap-up expense will exceed the amount it has reserved, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected. In 2006, the Company agreed to participate in the environmental remediation of a site near Houston, Texas. The Company’s allocated share is relatively small, less than 1%, and its projected exposure for the site is estimated to be $0.16 million. The Company has an accrual of $0.30 million for this site and any other environmental claims which may arise.

With respect to any past or future claim for any environmental, health or safety matter, the Company evaluates every such claim from both a technical and legal perspective, using outside consultants where necessary. The Company establishes a good faith estimate of its prospective risk associated with said claim and, where material, establishes an accrual for the estimated value of such claim.

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

Employees

As of December 31, 2006, domestically, the Company had approximately 1,200 employees, of whom 900 were engaged in manufacturing functions, 70 in executive and administrative functions, 190 in technical functions, and 40 in sales and sales support. At such date, approximately 603 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. Internationally, the Company had approximately 700 employees in Poland as of December 31, 2006, approximately two-thirds of which are represented by trade unions.

Union	Expiration Date	Number of Employees Represented by Collective Bargaining Agreement
International Association of Machinists & Aerospace	February 26, 2012	237
Workers, Local 1862
International Brotherhood of Boilermakers, Iron Ship	October 1, 2012	174
Builders, Blacksmiths, Forgers & Helpers,
Subordinate Lodge 1509
International Federation of Professional & Technical	August 19, 2012	95
Engineers, Technical Group, Local 92
International Association of Machinists & Aerospace	March 26, 2012	51
Workers, Die Sinkers, Local 140
Office & Professional Employees International Union,	July 15, 2007	24
Clerical Group, Local 35
International Brotherhood of Electrical Workers, Local	November 11, 2012	18
		662
Service Employees International, Local 1	April 22, 2012	4

Executive Officers of the Company

Name	Age	Position
Kerry L. Woody	55	President & CEO and Director
Wayne E. Larsen	52	Vice President Law/Finance & Secretary
Gene E. Bunge	61	Vice President, Engineering
George Groppi	58	Vice President, Quality & Metallurgy
David L. Provan	57	Vice President, Materials Management
Gary J. Vroman	47	Vice President, Sales & Marketing
Lawrence C. Hammond	59	Vice President, Human Resources
Randy B. Turner	57	President - Pacific Cast Technologies, Inc. (“PCT”)
John Delaney	57	President - Stowe Machine Co., Inc. (“Stowe”)
Robert C. Miller	56	President - Valley Machining, Inc. (“Valley”)
Jozef Burdzy	55	President - Zaklad Kuznia Matrycowa Sp. z o.o. (“ZKM”)

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

Competition

The sale of metal components for the aerospace, jet engine and industrial markets is highly competitive. Many products we manufacture are readily interchangeable with the products manufactured by our competitors. Many of our products are sold under long-term contracts which are bid upon by several suppliers. Our principal competitor, Precision Castparts Corp. (“PCC”), is a substantially larger business and has greater financial resources. In 2006, PCC purchased one of our larger suppliers of nickel-based alloys, Special Metals Corporation.

Reliance on Major Customers

Our three largest customers accounted for approximately 52%, 52% and 50% of our revenues in 2004, 2005 and 2006, respectively. Because of the small number of customers for some of our principal products, those customers exercise significant influence over our prices and other terms of trade. The loss of any of our largest customers could have a material adverse effect on our financial condition and results of operations.

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

Availability and Price of Raw Materials

The largest single component of our cost of goods sold is raw material costs. We manufacture products in a wide variety of specialty metals and alloys, some of which can only be purchased from a limited number of suppliers. We hold limited quantities of raw materials in inventory but, for the principal part of our business, we seek to procure delivery of raw materials in quantities and at times matching customers’ orders. We, along with other entities in the industry, have experienced periods of increased delivery times for nickel-based and titanium alloys and certain stainless steels, which account for a significant portion of our raw materials. Significant scarcity of supply of raw materials used by us could have a material adverse effect on our results of operations by affecting both the timing of delivery and the cost of purchasing such materials. In addition, our largest competitor, PCC, has purchased one of our largest suppliers of nickel-based alloys. Many of our products are sold pursuant to long-term agreements with our customers, which currently provide us the right to pass through material cost increases. Any inability to obtain such rights in future long-term agreements could have a material adverse effect on our results of operations.

Labor Contracts

Approximately 50% of our domestic employees are represented by seven collective bargaining units. Contracts were historically renegotiated every three years with each union. In 2006, six of the unions entered into six-year agreements with the Company. While we do not expect that work stoppages will arise in connection with the renewal of labor agreements expiring in the foreseeable future, no assurance can be given that work stoppages will not occur. An extended or widespread work stoppage could have a material adverse effect on our results of operations.

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

We have several pension plans, most of which are underfunded. The aggregate actuarially determined liability recorded for these pension plans on the balance sheet at December 31, 2006 was approximately $36 million.

The actuarially determined liability recorded for postretirement health care and life insurance benefits on the balance sheet at December 31, 2006 was approximately $38 million on an actuarial basis and will be paid as incurred.

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

Net Operating Loss Carryforwards

At December 31, 2006, domestically, we had approximately $4.4 million of net operating loss (“NOL”) carryforwards for federal income tax purposes, of which $4.3 million are restricted due to the 1993 change of ownership of Ladish in connection with our financial restructuring through Chapter 11 proceedings. To the extent we generate taxable income, these NOL carryforwards will reduce our federal income tax payments in 2007 and 2008 and therefore increase our after-tax cash flow. Should we fail to generate sufficient taxable income to utilize the NOL carryforwards, we could be forced to establish a valuation reserve for those NOL carryforwards we are not likely to use.

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

Risks Associated with International Operations

We purchase products from and supply products to businesses located outside of the United States. In fiscal 2006, approximately 57% of our total sales were attributable to non-U.S. customers. A number of risks inherent in international business could have a material adverse effect on our future results of operations, including:

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

Our Business Involves Risks Associated with Complex Manufacturing Processes

Our manufacturing processes depend on certain sophisticated and high-value equipment, such as some of our forging presses for which there may be only limited or no production alternative. Unexpected failures of this equipment may result in production delays, revenue loss and significant repair costs. In addition, equipment failures could result in injuries to our employees. Moreover, the competitive nature of our business requires that we continuously implement process changes intended to achieve product improvements and manufacturing efficiencies. These process changes may at times result in production delays, quality concerns and increased costs. Any disruption of operations at our facilities due to equipment failures or process interruptions could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

The Company has no unresolved comments from the Commission staff.

Item 2. Properties

The following table sets forth the location and size of the Company’s five facilities:

	Approximate Acreage	Approximate Square Footage
Cudahy, Wisconsin	140.0	1,650,000
Windsor, Connecticut	8.2	40,000
Albany, Oregon	14.0	110,000
Coon Valley, Wisconsin	3.0	40,000
Stalowa Wola, Poland	70.0	820,000

The above facilities are owned by the Company.

The Company believes that its facilities are well maintained, are suitable to support the Company’s business and are adequate for the Company’s present and anticipated needs. While the rate of utilization of the Company’s manufacturing equipment is not uniform, the Company estimates that its facilities overall are currently operating at approximately 80% of capacity.

The principal executive offices of the Company are located at 5481 South Packard Avenue, Cudahy, Wisconsin 53110. Its telephone number at such address is (414) 747-2611.

Item 3. Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi and a few asbestos cases in Illinois. As of December 31, 2006, the Company has been dismissed from 3,827 of 3,866 claims in Mississippi and 4 of 6 claims in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.

The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2004, 2005 and 2006. At December 31, 2006 there were an estimated 2,500 beneficial holders of the Company’s common stock.

	Year Ended December 31, 2004		Year Ended December 31, 2005		Year Ended December 31, 2006
	High	Low	High	Low	High	Low
First quarter	$9.45	$7.50	$12.35	$10.40	$29.00	$21.96
Second quarter	$9.70	$8.07	$12.36	$9.96	$41.00	$27.42
Third quarter	$9.60	$8.00	$18.14	$9.99	$38.60	$27.36
Fourth quarter	$11.70	$9.72	$22.52	$17.80	$37.08	$27.72

The Company has not paid cash dividends and currently intends to retain all its earnings to reduce debt and to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

TOTAL SHAREHOLDER RETURN

        The following graph compares the period percentage change in Ladish’s cumulative total shareholder return on its common stock, assuming dividend reinvestment, with the cumulative total return of (i) the Russell 2000 Small Cap Index, and (ii) a peer group from the Company’s industry, for the period of December 31, 2001 to December 31, 2006. The Company’s peer group is comprised of Precision Castparts Corp., Allegheny Technologies Inc., Titanium Metals Corporation and SIFCO Industries, Inc.

	Dec-31-01	Dec-31-02	Dec-31-03	Dec-31-04	Dec-31-05	Dec-31-06
Ladish	10.92	8.06	8.12	11.60	22.35	37.08

Russell 2000	488.50	383.09	556.91	651.57	673.22	796.89

Industry Peers	13.64	8.70	16.99	26.29	67.53	73.05

Item 6. Selected Financial Data

The selected financial data of the Company for each of the last five fiscal years are set forth below.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	(Dollars in millions, except earnings per share)
INCOME STATEMENT DATA	2002	2003	2004	2005	2006
Net sales	$188.544	$179.927	$208.707	$266.841	$369.290
Income from operations	3.296	1.204	7.755	23.847	48.960
Interest expense	1.867	2.217	2.125	2.072	3.548
Net income	1.631	.019	3.754	13.715	28.481
Basic earnings per share	0.13	0.00	0.28	1.00	2.01
Diluted earnings per share	0.12	0.00	0.28	0.98	2.00
Dividends paid	--	--	--	--	--
Shares used to compute earnings per share
Basic	13,002,224	13,023,393	13,285,582	13,781,586	14,136,946
Diluted	13,113,203	13,057,703	13,387,911	13,931,539	14,205,641

	December 31,
BALANCE SHEET DATA	2002	2003	2004	2005	2006
Total assets	$225.810	$216.642	$223.387	$296.029	$328.606
Net working capital	63.143	55.395	56.752	71.116	123.764
Total debt	30.000	30.000	24.000	45.000	54.100
Stockholders’ equity	118.369	116.723	122.424	117.469	152.670

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Year 2006 was a successful one at each of Ladish’s business units as every operation exceeded internal expectations in sales and profitability. The strength of the international aerospace industry and the general industrial markets was a key to Ladish’s performance. Sales in 2006 of $369.3 million was a 38% improvement over 2005 levels, after 2005 had been a 28% improvement over 2004. Ladish’s future prospects remain encouraging as the book-to-bill ratio for 2006 continued a positive trend with $414.9 million of new orders added in 2006. A number of new long-term agreements were reached with key customers in 2006 and Ladish ended 2006 with a contract backlog of approximately $500 million.

Ladish was faced with a significant challenge in 2006 in integrating two newly acquired businesses, Zaklad Kuznia Matrycowa (“ZKM”) and Valley Machining, Inc. (“Valley”). Both of these acquisitions fit Ladish’s identified targets of building on its established business platforms in lower cost locations. In 2006, Ladish assisted ZKM in upgrading its production controls and installing a new operating system as ZKM prepares to enter the European aerospace market to complement its existing industrial business. At Valley, Ladish increased capacity and capabilities by adding four new machining centers and transferring two additional machining centers from the Cudahy operation.

All of the key raw materials utilized by Ladish were subject to significant price increases in 2006. For 2006 and beyond, Ladish has taken steps to assure those escalating costs are passed through to its customers. The increase in raw material pricing does have a negative impact on cost of goods as a percentage of sales and Ladish has continued to focus on productivity improvements to offset that trend. The increasing raw material pricing combined with the sales growth has caused a growth in working capital. As of December 31, 2006, inventory was $106.7 million, a $28.6 million increase from the beginning of the year, and accounts receivable grew $17.6 million by year-end 2006. Ladish funded this growth with cash generated from operations and its credit facility.

Ladish generated $44.7 million of pretax income in 2006, a $22.8 million increase over 2005. The Company’s tax rate for 2006 was 35.9% for financial statement purposes. The amount of taxes actually paid for 2006 will be significantly less as Ladish used the majority of its net operating loss carryforwards to offset the 2006 profits. Ladish reported net income of $28.5 million or $2.00 per share on a fully diluted basis for 2006.

Recent Events

On January 3, 2007, the Company contributed 300,000 shares of common stock of the Company to the trust for all seven of the defined benefit plans of the Company. The 300,000 shares came from the Treasury Stock of the Company and reduced the number of shares held in Treasury Stock from 404,624 to 104,624. The shares transferred had a cost basis of $7.32 per share and a fair market value of $37.08 per share based upon the market close immediately before January 3, 2007. In 2007, the pension liability was reduced by the fair value of the shares of $11.1 million, Treasury Stock was reduced by $2.2 million and the gain of $8.9 million was credited as an addition to paid-in capital.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Company recognized $369.3 million of net sales in fiscal 2006, a 38% improvement over the $266.8 million of net sales in 2005. The net sales growth was due to a 25% sales increase in jet engine components, a 28% sales increase in aerospace components and a 146% sales increase in general industrial components. The net sales increase in general industrial components was largely attributed to a full year of sales from the Company’s Polish subsidiary, ZKM. In 2006, cost of sales was 81.8% of net sales, a decrease from the level of 86.5% in 2005. This improvement resulted in a gross profit margin in 2006 of 18.2% in comparison to 13.5% in 2005. The increase in profitability was due to more efficient operations at the Company’s facilities, higher incremental earnings from absorption of fixed costs and a strong market for by-product materials. The increase in profitability was partially offset by higher raw material prices which are passed directly to the customer without mark-up and the addition of the ZKM sales which carry lower profit margins than sales from domestic operations.

In 2006, the Company incurred $18.2 million of SG&A expense, or 4.9% of net sales. This 2006 SG&A increase from 4.6% of net sales in 2005 was the result of additional foreign sales which carry added costs, the oversight costs of the ZKM operation and additional provisions for incentive compensation resulting from the Company’s improved profitability.

Interest expense in 2006 was $3.5 million in comparison to the $2.1 million of interest expense in 2005. The $1.4 million increase in interest expense was due to higher debt levels in 2006 related to the acquisitions of ZKM in the fourth quarter of 2005 and Valley in the first quarter of 2006 along with working capital requirements to support the business growth in 2006, see “Liquidity and Capital Resources.” The following table reflects the Company’s treatment of interest for the years 2006 and 2005:

(Dollars in millions)	2005	2006
Interest expensed	$2.072	$3.548
Interest capitalized	0.117	0.091

Total	$2.189	$3.639

Pretax income for fiscal 2006 of $44.7 million was a $22.8 million improvement over 2005. The increase in pretax income in 2006 was the result of higher net sales which produced improved absorption of fixed costs and provided incremental earnings. An increase in productivity along with a strong market for by-product materials also contributed to the increase in pretax income.

Tax expense was $16.0 million for federal, state and foreign taxes in 2006. The 35.9% effective tax rate for 2006 was a slight reduction from the 37.1% effective tax rate for 2005. The reduction was primarily attributable to the lower tax rate on the income from ZKM.

The Company ended 2006 with $28.5 million of net income or $2.00 per share on a fully diluted basis, a 108% improvement in net income over 2005. The increase in earnings was the result of incremental sales growth, improved productivity and product mix, along with a strong by-product market.

For fiscal 2006, the Company booked $414.9 million in new orders and ended the year with a contract backlog of approximately $500 million. This compares to $439.7 million of new orders in 2005 and a contract backlog of approximately $457 million at the end of 2005. The slight decrease in orders from the 2005 level relates to the timing of orders placed under two new long-term agreements which became effective January 1, 2007.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales of $266.8 million were recognized by the Company in the year ending December 31, 2005. This 28% increase over 2004 was attributed to a 25% growth in sales of jet engine components and a 67% increase in the sales of industrial components. The growth in sales of industrial components was partially due to the Company’s acquisition of ZKM in the fourth quarter of 2005. The commercial and government portions of the Company’s business both increased in 2005, with the commercial sector increasing faster than the government. Cost of sales for fiscal 2005 was 86.5% of net sales, a reduction from the cost of sales of 91.3% in 2004. The improvement in 2005 is largely a result of improved absorption of fixed costs in 2005 due to incremental sales. The reduction in cost of sales percentage led to a significant gain in gross profit. The $36 million of gross profit, or 13.5% of net sales, in 2005 was nearly a 100% improvement over the $18.1 million, or 8.7% of net sales, of gross profit in 2004. The increase in gross profit is due to the incremental sales in 2005 partially offset by a reduced pension credit in 2005.

SG&A expenses in 2005 of $12.2 million or 4.6% of net sales compares favorably to the $10.3 million or 4.9% of net sales for SG&A in 2004. SG&A in 2005 was negatively impacted by $1.6 million of charges under FIN 44, while 2004 SG&A reflected a $0.5 million charge under FIN 44. The Company was also able to reduce its costs associated with documenting and testing its internal financial controls under the Sarbanes-Oxley Act (“SOX”) to $0.2 million in 2005 from $0.7 million in 2004.

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

(Dollars in millions)	2004	2005
Interest expensed	$2.125	$2.072
Interest capitalized	0.034	0.117

Total	$2.159	$2.189

Pretax income in 2005 of $21.9 million was a $16.2 million improvement over the $5.7 million of pretax income in 2004. Pretax income growth is directly related to increased sales with incremental margins and the productivity improvement experienced by the Company. In a further analysis of the year over year profitability, it should be noted that 2004 results benefited from a pension credit of approximately $2.1 million in comparison to a credit of $0.5 million in 2005. The pension credit or expense results from the method required by accounting rules for amortizing significant gains or losses related to pension fund assets and obligations occurring in prior years.

Tax expense for 2005 was $8.12 million for federal, state and foreign taxes reflecting an effective rate of 37.1% in comparison to the $1.97 million tax expense for 2004. The increase in the 2005 rate over the 2004 rate of 34.4% is due primarily to increased income before taxes and a reduction of the Extra-Territorial Income (“ETI”) exclusion credit relative to total tax expense associated with the Company’s foreign sales. The ETI exclusion was repealed by the American Jobs Creation Act of 2004 and will be phased out over 2005 and 2006.

At December 31, 2005, the Company had a contract backlog of approximately $457 million in comparison to $274.3 million at that point in 2004, a 64% increase. In 2005, the Company booked approximately $434 million of new orders in comparison to $266.3 of new orders booked in 2004.

Liquidity and Capital Resources

The Company’s cash position as of December 31, 2006 is $11.1 million less than its position at December 31, 2005. The 2006 decrease in cash is a result of increases in inventory and receivables along with $16.3 million in capital expenditures and $6 million of debt repayment. Cash flow from operations in 2006 was less than cash flow from operations in 2005 due to the increased level of working capital required to support the Company’s growth partially offset by the improvement in net income.

On July 20, 2001, the Company sold $30 million of Series A Notes in a private placement to certain institutional investors. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6 million annually were made on July 20, 2004, 2005 and 2006.

On May 16, 2006, the Company sold $40 million of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

In addition, the Company and a syndicate of lenders have entered into a $35 million revolving line of credit (the “Facility”) which was most recently renewed on April 28, 2006. The Facility bears interest at a rate of LIBOR plus 1.25%. At December 31, 2006, there were $2.1 million of borrowings under the Facility and $32.9 million of credit was available pursuant to the terms of the Facility.

During the years ending December 31, 2005 and 2006, the Company received $2.453 million and $1.707 million, respectively, from the exercise of employee stock options.

There were 32,076 warrants exercised during the year ended December 31, 2005. Each warrant entitled the holder to purchase one share of common stock for $1.20 per share. There are no further warrants outstanding.

Inflation has not had a material effect upon the Company during the period covered by this report. Given the rising demand for the products manufactured by the Company, and the prospects for increases in raw material costs and possible energy cost escalation, the Company cannot determine at this time if there will be any significant impact from inflation in the foreseeable future.

Contractual Obligations Table
(Dollars in Millions)

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior Notes (1)	$6.000	$6.000	$11.430	$28.570
Bank Facility	2.100	--	--	--
Operating Leases	.279	.159	.037	--
Purchase Obligations (2)	115.173	126.536	--	--
Other Long-Term Obligations:
Pensions (3)	12.892	5.156	--	--
Postretirement Benefits (4)	4.081	7.699	7.248	15.266

(1)	The Company expects to fund the payment of long-term debt through the use of cash on hand, cash generated from operations, the reduction of working capital and, if necessary, through access to the Facility.
(2)	The purchase obligations relate primarily to take or pay raw material purchase orders necessary to fulfill the Company’s production backlog for the Company’s products along with take or pay commitments for energy supplies also necessary to fulfill the Company’s production backlog. There are no net settlement provisions under any of these purchase orders nor is there any market for the underlying materials.
(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2007. There are no calculations beyond 2009.
(4)	The Company’s actual cash expenditures for Postretirement Benefits have only been projected out through the year 2015.

Critical Accounting Policies

Deferred Income Taxes

The Company has domestic net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 through 2004. These NOLs are available to the Company to reduce future taxable income. The net realizable value of the related tax benefit of the NOLs is approximately $1.8 million as of December 31, 2006.

The amount of the NOL carryforwards used through December 31, 2006 total $29.3 million of the Pre-Reorganization NOLs, $49.1 million of the Post-Reorganization NOLs and $23.0 million of the NOLs generated in 2002 through 2004. Federal NOL carryforwards remaining as of December 31, 2006 total $4.3 million of Pre-Reorganization NOLs and $0.1 million of NOLs generated in 2004. The Post-Reorganization NOLs were fully utilized in 2006. Wisconsin NOL carryforwards remaining as of December 31, 2006 total $1.4 million of NOLs generated in 2004.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11.9 million annually. To the extent less than $11.9 million is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2.1 million. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs of $4.3 million expire in 2008. There is no limitation on the usage of the $0.1 million of NOLs generated in 2004 and these NOLs expire in 2024. Because of the annual limitations on the usage of Pre-Reorganization NOLs and their earlier expiration dates, there is a greater risk of the loss of benefits recorded for these NOLs. The net deferred tax asset recorded for the Pre-Reorganization NOLs approximates $1.7 million.

As of December 31, 2005 and 2006, the Company has approximately $4.1 million of Wisconsin tax credit carryforwards. The Company may be eligible to use the tax credit carryforwards over a fifteen-year period beginning January 1, 2008. The State of Wisconsin has not yet issued administrative rules regarding the future use of these tax credit carryforwards and as such, the Company does not have a basis on which to determine that it is more likely than not that the tax credit carryforwards will be utilized. Accordingly, the Company has recorded a valuation allowance of $4.1 million as of December 31, 2005 and 2006, related to these tax credit carryforwards. The Company will continue to assess its ability to use the tax credit carryforwards in the future.

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

Pensions

The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. The Company contributed $4.295 million and $5.515 million, respectively, to the Plans in 2005 and 2006. The Company intends to contribute $12.892 million, $2.742 million and $2.414 million to the Plans in 2007, 2008 and 2009, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions, treasury stock contributions and, if necessary, from the Facility. No calculation has been made for payments into the Plans beyond 2009.

The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is on discount rate. For funding purposes, the Company’s independent actuaries assumed an annual long-term rate of return on Plan assets of 8.9% for both 2005 and 2006. For the ten-year period ending December 31, 2006, the Company experienced an annual rate of return on Plan assets of 8.47%.

The Company is currently using a rate of 5.68% for its discount rate assumption, an increase from the 5.50% rate used for 2005. Prior to this increase, the discount rate assumption had declined for five consecutive years. A decrease in the discount rate results in an increase in the accumulated benefit obligation at the measurement date which may also result in an increase in the additional minimum pension liability included as a charge to accumulated other comprehensive income. Such a decrease also results in an actuarial loss which is amortized to pension expense in accordance with FASB Statement No. 87. An increase in the discount rate will have the opposite effect in the pension liability and pension expense. The Company bases its discount rate on long maturity AA rated corporate debt securities. The Company cannot predict whether these interest rates will increase or decrease in future years.

The Company cannot predict the level of interest rates in the future and correspondingly cannot predict the future discount rate which will be applied to determine the Company’s projected benefit obligation. As demonstrated in the chart below, relatively small movements in the discount rate, up or down, can have a significant impact on the Company’s projected benefit obligation under the Plans.

Projected Plan Benefit Obligation as of December 31, 2006
(Dollars in Millions)
At 5.43% discount rate	$211.377
At 5.68% discount rate	$206.582
At 5.93% discount rate	$201.979

Nor can the Company predict with any certainty what the actual rate of return will be for the Plans’ assets. As demonstrated in the chart below, a modest change in the presumed rate of return on the Plans’ assets will have a material impact upon the actual net periodic cost for the Plans.

Net Periodic Cost for Year Ending December 31, 2007
(Dollars in Millions)
8.65% expected return	$1.226
8.90% expected return	$0.789
9.15% expected return	$0.352

Goodwill

Goodwill of $9 million, included in other assets on the Company’s balance sheets, represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. It is an asset with an indefinite life and therefore is not amortized to expense. The Company’s assessment of fair value takes into account a number of factors including EBITDA multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. The Company tests the goodwill for impairment at least annually by fair value impairment testing. No impairments were recognized in 2005 or 2006. Should goodwill become impaired in the future, the amount of impairment will be charged to SG & A expense.

New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment,” on October 1, 2005. Because the Company has no unvested options, adoption had no material effect on its financial position or results of operations for the year ended December 31, 2005 or 2006.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” Accounting for Asset Retirement Obligations requires that an entity recognize the fair value of a liability for a conditional asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. FASB Interpretation No. 47 became effective for calendar year enterprises as of December 31, 2005. In applying this Statement to the Company, it was necessary to determine if the Company will undertake any major renovation, sell, dispose or abandon its factory and factory related assets; what liability would be associated with such action; and the date such action would be taken. The Company has four factories in the United States which may be subject to certain conditional retirement obligations. The Company believes it does not have sufficient information to estimate the fair value of any asset retirement obligation because the settlement date or range of potential settlement dates has not been specified by others and information is not available to apply an expected present value technique. There are no plans to demolish or undertake any major renovation to the factories that would result in any retirement obligations. The factories have been and are expected to be maintained by repairs and maintenance activities that would not involve activities resulting in a retirement obligation. Furthermore, there has not been any need identified for major renovations caused by technology changes, operational changes, or other factors.

FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be reflected as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there was no effect on its financial position and results of operations for the year ended December 31, 2006.

FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires public companies to recognize on their balance sheet the funded status of their defined benefit, pension and postretirement plans, as of December 31, 2006. As of that date, the Company recognized actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of FASB Statement No. 87, “Employers’ Accounting for Pensions,” and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as they relate to the plan’s funded status. The offset to this liability was recorded in accumulated other comprehensive income (loss) in stockholders’ equity. The $5.857 million reduction in equity does not affect the Company’s ability to comply with debt covenant provisions.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 becomes effective for fiscal years beginning after December 15, 2006. Therefore, this Interpretation will be effective for the Company for the year ending December 31, 2007. At this time, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

KPMG LLP have been the auditors of the financial statements of the Company for the fiscal year ended December 31, 2006. It is anticipated that representatives of KPMG LLP will be present at the 2007 Annual Meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions raised at the 2007 Annual Meeting or submitted to them in writing before the 2007 Annual Meeting.

KPMG LLP has informed the Company that it does not have any direct financial interest in the Company and that it has not had any direct connection with the Company in the capacity of promoter, underwriter, director, officer or employee.

As is customary, auditors for the fiscal year ending December 31, 2007 will be appointed by the Audit Committee and ratified by the stockholders and by the Board of Directors at their meeting immediately following the 2007 Annual Meeting.

Item 9.A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The disclosure controls and procedures of the Company are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding disclosure.

Under the direction of the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2006, management believes that the Company’s internal controls over financial reporting are operating effectively.

On February 1, 2006, the Company acquired 100% of the common shares of Valley, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Valley’s internal control over financial reporting associated with assets of approximately $5.5 million and total revenues of approximately $3.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2006, included herein, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Item 9B. Other Information

The Company has no other information to report at this time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Ladish Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Ladish Co., Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

(continued)

The Company acquired Valley Machining, Inc. (Valley) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Valley’s internal control over financial reporting associated with total assets of approximately $5.5 million and total revenues of approximately $3.4 million included in the consolidated financial statements of Ladish Co., Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Valley.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Milwaukee, Wisconsin
March 2, 2007

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by this Item is incorporated herein by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Independent/Nominating Committee” in the Proxy Statement for the 2007 Annual Meeting of Stockholders.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	65
James C. Hill	58
Leon A. Kranz	67
J. Robert Peart	44
John W. Splude	61
Kerry L. Woody	55

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 65. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG Peat Marwick. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner. Mr. Bianchi’s principal occupation is investments.

Gene E. Bunge, 61. Mr. Bunge has served as Vice President, Engineering since November 1991. From 1985 until that time he was General Manager of Engineering. Mr. Bunge has been with the Company since 1968. He has a B.S.E.E. from the Milwaukee School of Engineering.

Jozef Burdzy, 55. Mr. Burdzy has served as President and Managing Director of ZKM since November 2005. Prior to that time, he served as Development and Technical Director. He has been with ZKM since 1977. Mr. Burdzy holds a M.S. Degree in Metallurgical Engineering from AGH University of Science and Technology in Krakow, Poland.

John Delaney, 57. Mr. Delaney has been President of Stowe since April 2006. Prior to that period, Mr. Delaney served as General Sales Manager at Stowe. He has a B.A. in Economics from St. Anselm College and an M.B.A. from Rensselaer Polytechnic Institute.

George Groppi, 58. Mr. Groppi has served as Vice President Quality and Metallurgy since September 1999. He was named Manager of Product Metallurgy in 1992. In 1994 he was appointed Manager of Production Control and in June 1999 assumed the position of Manager of Quality & Metallurgy. Mr. Groppi has been with the Company since 1969. He holds a B.S. in Mechanical Engineering from Marquette University.

Lawrence C. Hammond, 59. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

James C. Hill, 58. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997.

Leon A. Kranz, 67. Director since 2001. Mr. Kranz was formerly President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he held for more than ten years.

Robert C. Miller, 56. Mr. Miller has served as President of Valley Machining since 1995. Prior to that time he had been the Inspection Coordinator/Level III NDT at Machine Products Inc.

Wayne E. Larsen, 52. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges and the South Shore YMCA of Milwaukee. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

David L. Provan, 57. Mr. Provan has served as Vice President, Materials Management since September 1999. Prior to that time he had been Purchasing Manager, Raw Materials, and Head Buyer. Mr. Provan has been with the Company since 1979. He has a Bachelor’s Degree in Business Administration from the University of Wisconsin-Parkside.

J. Robert Peart, 44. Director since 2003. Mr. Peart is Managing Director for Guggenheim Aviation Partners, LLC, a private investment concern since 2004. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern.

John W. Splude, 61. Director since 2004. Mr. Splude is Chairman and Chief Executive Officer of HK Systems, Inc., an automated material handling and logistics software provider, a position he has held for over ten years. He is also a Director of Gehl Company, Superior Die Cast, a regent of Milwaukee School of Engineering and serves on the Advisory Board of U.S. Bank-Wisconsin.

Randy B. Turner, 57. Mr. Turner has served as President of PCT since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 47. Mr. Vroman has served as Vice President, Sales and Marketing since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 55. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a regent of the Milwaukee School of Engineering. Mr. Woody has a B.S. in Engineering from Milliken University.

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

Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Executive Compensation and Other Matters,” “The Stock Option Plan,” “Pension Benefits,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Stock Option Committee Report” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is incorporated herein by reference to the sections entitled “Voting Securities and Stockholders” and “The Stock Option Plan” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by this Item is incorporated herein by reference to the section entitled “Certain Relationships” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is incorporated by reference to the section entitled “Audit Committee” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

LADISH CO., INC.
By: /s/ Wayne E. Larsen
Wayne E. Larsen
February 21, 2007	Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive Officer	February 20, 2007
Kerry L. Woody	(Principal Executive Officer),
Director
/s/ Wayne E. Larsen	Vice President Law/Finance &	February 20, 2007
Wayne E. Larsen	Secretary (Principal Financial and
Accounting Officer)
/s/ Lawrence W. Bianchi	Director	February 16, 2007
Lawrence W. Bianchi
/s/ James C. Hill	Director	February 19, 2007
James C. Hill
/s/ Leon A. Kranz	Director	February 17, 2007
Leon A. Kranz
/s/ J. Robert Peart	Director	February 20, 2007
J. Robert Peart
/s/ John W. Splude	Director	February 20, 2007
John W. Splude

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of
December 31, 2005 and 2006	F-4
Consolidated Statements of Operations for the
years ended December 31, 2004, 2005 and 2006	F-6
Consolidated Statements of Stockholders’ Equity for the
years ended December 31, 2004, 2005 and 2006	F-7
Consolidated Statements of Cash Flows for the
years ended December 31, 2004, 2005 and 2006	F-8
Notes to Consolidated Financial Statements	F-9

THIS PAGE INTENTIONALLY LEFT BLANK

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheets of Ladish Co., Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Milwaukee, Wisconsin
March 2, 2007

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2005 and 2006
(Dollars in Thousands Except Share Data)

Assets	2005	2006
Current Assets:
Cash and Cash Equivalents	$14,494	$3,431
Accounts Receivable, Less Allowance of $126 at each date	51,497	69,144
Inventories	78,151	106,736
Deferred Income Taxes	7,674	2,777
Prepaid Expenses and Other Current Assets	1,860	1,665

Total Current Assets	153,676	183,753
Property, Plant and Equipment:
Land and Improvements	5,734	5,856
Buildings and Improvements	46,797	50,628
Machinery and Equipment	169,006	177,347
Construction in Progress	6,167	12,755

	227,704	246,586
Less Accumulated Depreciation	(128,279)	(134,490)

Net Property, Plant and Equipment	99,425	112,096
Deferred Income Taxes	31,795	22,811
Other Assets	11,133	9,946

Total Assets	$296,029	$328,606

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2005 and 2006
(Dollars in Thousands Except Share Data)

Liabilities and Stockholders’ Equity	2005	2006
Current Liabilities:
Accounts Payable	$41,665	$32,933
Senior Bank Debt	12,375	2,100
Senior Notes	6,000	6,000
Accrued Liabilities:
Pensions	9,127	213
Postretirement Benefits	4,485	4,081
Wages and Salaries	4,789	4,600
Taxes, Other Than Income Taxes	246	260
Interest	729	722
Profit Sharing	664	2,882
Paid Progress Billings	413	36
Other	2,067	6,162

Total Current Liabilities	82,560	59,989
Noncurrent Liabilities:
Senior Bank Debt	14,625	--
Senior Notes	12,000	46,000
Pensions	32,863	30,291
Postretirement Benefits	30,994	33,710
Officers’ Deferred Compensation	4,213	5,006
Minority Interest in Equity of Subsidiary	1,160	635
Other Noncurrent Liabilities	145	305

Total Liabilities	178,560	175,936
Stockholders’ Equity:
Common Stock-Authorized 100,000,000, Issued
14,605,591 Shares at Each Date of $.01 Par Value	146	146
Additional Paid-In Capital	113,569	115,688
Retained Earnings	47,033	74,791
Treasury Stock, 592,538 and 404,624 Shares, Respectively of
Common Stock at Cost	(4,338)	(2,962)
Accumulated Other Comprehensive Loss	(38,941)	(34,993)

Total Stockholders’ Equity	117,469	152,670

Total Liabilities and Stockholders’ Equity	$296,029	$328,606

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2004	2005	2006
Net Sales	$208,707	$266,841	$369,290
Cost of Sales	190,652	230,807	302,123

Gross Profit	18,055	36,034	67,167
Selling, General and Administrative Expenses	10,300	12,187	18,207

Income from Operations	7,755	23,847	48,960
Other (Income) Expense:
Interest Expense	2,125	2,072	3,548
Other, Net	(94)	(101)	718

Income Before Income Tax Provision and
Minority Interest	5,724	21,876	44,694
Income Tax Provision	1,970	8,124	16,034
Minority Interest in Net Earnings of Subsidiary	--	37	179

Net Income	$3,754	$13,715	$28,481

Earnings Per Share:
Basic	$0.28	$1.00	$2.01
Diluted	$0.28	$0.98	$2.00

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands Except Share Data)

	Common Stock		Additional		Treasury	Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Stock, at Cost	Comprehensive Income (Loss)	Total
Balance, December 31, 2003	14,573,515	$146	$109,639	$29,625	$(11,349)	$(11,338)	$116,723
Comprehensive Net Income (Loss):
Net Income	--	--	--	3,754	--	--	3,754
Minimum Pension Liability
Adjustment (Net of $2,778
Deferred Tax Benefit)	--	--	--	--	--	(4,166)	(4,166)

Comprehensive Loss	(412)
Issuance of Common Stock	--	--	743	--	4,674	--	5,417
Tax Effect Related to Stock
Options	--	--	187	--	--	--	187
Compensation Expense Related to
Stock Options	--	--	509	--	--	--	509

Balance, December 31, 2004	14,573,515	146	111,078	33,379	(6,675)	(15,504)	122,424
Comprehensive Net Income (Loss):
Net Income	--	--	--	13,715	--	--	13,715
Foreign Currency Translation
Adjustments	--	--	--	--	--	531	531
Minimum Pension Liability
Adjustment (Net of $15,978
Deferred Tax Benefit)	--	--	--	--	--	(23,968)	(23,968)

Comprehensive Loss	(9,722)
Issuance of Common Stock	--	--	177	(61)	2,337	--	2,453
Exercise of Warrants	32,076	--	38	--	--	--	38
Tax Effect Related to Stock
Options	--	--	687	--	--	--	687
Compensation Expense Related to
Stock Options	--	--	1,589	--	--	--	1,589

Balance, December 31, 2005	14,605,591	146	113,569	47,033	(4,338)	(38,941)	117,469
Comprehensive Net Income (Loss):
Net Income	--	--	--	28,481	--	--	28,481
Other Comprehensive Income:
Foreign Currency Translation
Adjustments	--	--	--	--	--	2,453	2,453
Minimum Pension Liability
Adjustment (Net of $4,900
Deferred Tax Expense)	--	--	--	--	--	7,352	7,352

Comprehensive Income	--	--	--	--	--	--	38,286
Issuance of Common Stock	--	--	331	--	1,376	--	1,707
Tax Effect Related to Stock
Options	--	--	1,788	--	--	--	1,788
Initial Application of FASB
Statement No. 158 (Net of
$3,904 Deferred Tax Benefit)	--	--	--	--	--	(5,857)	(5,857)
Effects of Changing Pension &
Postretirement Plan Measurement
Date Pursuant to FASB Statement
No. 158
Service Cost, Interest Cost &
Expected Return on Plan
Assets for October 1 -
December 31, 2005,
Net of Tax
Amortization of Prior Service	--	--	--	7	--	--	7
Cost for October 1 -
December 31, 2005,
Net of Tax	--	--	--	(730)	--	--	(730)

Balance, December 31, 2006	14,605,591	$146	$115,688	$74,791	$(2,962)	$(34,993)	$152,670

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2004	2005	2006
Cash Flows from Operating Activities:
Net Income	$3,754	$13,715	$28,481
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In)
Operating Activities:
Depreciation	10,676	9,297	10,159
Charge in Lieu of Taxes Related to Goodwill	40	39	40
Deferred Income Taxes	1,890	8,065	14,952
Non-Cash Compensation Related to Stock Options	509	1,589	--
Minority Interest in Net Earnings of Subsidiary	--	37	179
Loss (Gain) on Disposal of Property, Plant and Equipment	(7)	144	307
Changes in Assets and Liabilities, Net of Acquired Businesses:
Accounts Receivable	(12,046)	(1,835)	(16,618)
Inventories	(7,965)	(22,682)	(28,173)
Other Assets	(6,080)	(17,198)	250
Accounts Payable and Accrued Liabilities	15,063	12,276	(13,615)
Other Liabilities	(3,584)	3,973	3,693

Net Cash Provided by (Used In) Operating Activities	2,250	7,420	(345)

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(5,225)	(7,077)	(16,261)
Proceeds from Sale of Property, Plant and Equipment	47	36	108
Purchase of ZKM Stock - Minority Interest	--	--	(521)
Cash Paid for Acquired Companies, Net of Cash Acquired	--	(12,099)	(2,849)

Net Cash Used in Investing Activities	(5,178)	(19,140)	(19,523)

Cash Flows from Financing Activities:
Borrowings from Facility	--	27,000	--
Repayment of Facility	--	--	(24,900)
Issuance of Senior Notes	--	--	40,000
Repayment of Senior Notes	(6,000)	(6,000)	(6,000)
Repayment of Notes Payable	--	--	(1,980)
Deferred Financing Costs	--	--	(222)
Issuance of Common Stock	691	2,453	1,707
Exercise of Warrants	--	38	--

Net Cash Provided by (Used In) Financing Activities	(5,309)	23,491	8,605

Effect of Exchange Rate Change on Cash and Cash Equivalents	--	(21)	200

Increase (Decrease) in Cash and Cash Equivalents	(8,237)	11,750	(11,063)
Cash and Cash Equivalents, Beginning of Period	10,981	2,744	14,494

Cash and Cash Equivalents, End of Period	$2,744	$14,494	$3,431

Supplemental Cash Flow Information:
Income Taxes Paid (Refunded)	$(444)	$294	$760
Interest Paid	$2,261	$2,057	$3,732

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

(1)	Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Albany, Oregon produces cast metal components, the Company’s manufacturing site in Stalowa Wola, Poland produces carbon steel forgings for the industrial market and its sites in Windsor, Connecticut and western Wisconsin are finished machining operations. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 70%, 22% and 8% in 2004, 69%, 20% and 11% in 2005 and 62%, 19% and 19% in 2006, respectively, of total Company net sales.

In 2004, 2005 and 2006, the Company had three customers that collectively accounted for approximately 52%, 52% and 50%, respectively, of total Company net sales. Net sales to Rolls-Royce were 26%, 28% and 28%, United Technologies 15%, 14% and 14% and General Electric 11%, 10% and 8% of total Company net sales for the respective years.

U.S. exports accounted for approximately 49%, 53% and 51% of total Company net sales in 2004, 2005 and 2006, respectively, with exports to England constituting approximately 24%, 26% and 28% respectively, of total Company net sales.

As of December 31, 2006, approximately 50% of the Company’s domestic employees were represented by one of seven collective bargaining units. New collective bargaining agreements were negotiated with six of these units during 2006 and negotiations with one unit will occur in 2007. Internationally, the Company had approximately 700 employees in Poland as of December 31, 2006, most of whom are represented by the Solidarity trade union.

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

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $10,011 and $3,872 as of December 31, 2005 and 2006, respectively.

(d)	Inventories

Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.

Inventories for the years ended December 31, 2005 and 2006 consist of the following:

	December 31,
	2005	2006
Raw Materials	$20,527	$39,940
Work-in-Process and Finished	58,275	72,195

	78,802	112,135
Less Progress Payments	(651)	(5,399)

Total Inventories	$78,151	$106,736

(e)	Property, Plant and Equipment

Additions to property, plant, and equipment are recorded at cost. Tooling costs, along with normal repairs and maintenance, are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Land Improvements	39 years
Buildings and Improvements	39 years
Machinery and Equipment	5 to 12 years

Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is complete and the asset is available for use. Interest capitalization was $34, $117 and $91 in 2004, 2005 and 2006, respectively.

(f)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill, net, is included in other assets on the balance sheets. Goodwill amounted to $9,010 and $8,970 at December 31, 2005 and 2006, respectively. Goodwill has been subjected to fair value impairment tests in 2004, 2005 and 2006 and no impairments were recognized.

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

(i) The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment,” (“FASB No. 123R”) on October 1, 2005. Because the Company has no unvested options, adoption had no material effect on its financial position or results of operations for the year ended December 31, 2006.

(ii) FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,”Accounting for Asset Retirement Obligations requires that an entity recognize the fair value of a liability for a conditional asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. An asset retirement obligation would be reasonably estimable if (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique. FASB Interpretation No. 47 became effective for calendar year enterprises as of December 31, 2005. In applying this Statement to the Company, it was necessary to determine if the Company will undertake any major renovation, sell, dispose or abandon its factory and factory related assets; what liability would be associated with such action; and the date such action would be taken. The Company has four factories in the United States which may be subject to certain conditional retirement obligations. The Company believes it does not have sufficient information to estimate the fair value of any asset retirement obligation because the settlement date or range of potential settlement dates has not been specified by others and information is not available to apply an expected present value technique. There are no plans to demolish or undertake any major renovation to the factories that would result in any retirement obligations. The factories have been and are expected to be maintained by repairs and maintenance activities that would not involve activities resulting in a retirement obligation. Furthermore, there has not been any need identified for major renovations caused by technology changes, operational changes, or other factors.

(iii) FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,”amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be reflected as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there was no effect on its financial position and results of operations for the year ended December 31, 2006.

(iv) FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“FASB No. 158”) requires public companies to recognize on their balance sheet the funded status of their defined benefit, pension and postretirement plans, as of December 31, 2006. As of that date, the Company recognized actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of FASB Statement No. 87, “Employers’ Accounting for Pensions,” and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as they relate to the plan’s funded status. The offset to this liability was recorded in accumulated other comprehensive income (loss) in stockholders’ equity. The reduction in equity will not affect the Company’s ability to comply with debt covenant provisions. In addition, the statement requires public companies to measure plan assets and benefit obligations as of the date of its fiscal year-end no later than fiscal years ending after December 15, 2008, with early adoption being encouraged. The Company has chosen to adopt the recognition and measurement provisions of the statement as of December 31, 2006. The incremental effects of adopting FASB No. 158 is reflected below:

Incremental Effects of Applying FASB No. 158 on Individual Line Items
In the Consolidated Balance Sheet – December 31, 2006

	Before Application of FASB No. 158	Adjustments	After Application of FASB No. 158
Deferred Income Taxes	$18,908	$3,903	$22,811
Other Assets	10,731	(785)	9,946
Total Assets	325,488	3,118	328,606
Postretirement Benefits	30,301	3,409	33,710
Pensions	25,516	4,775	30,291
Officers’ Deferred Compensation	4,215	791	5,006
Total Liabilities	166,961	8,975	175,936
Accumulated Other Comprehensive
Loss	(29,136)	(5,857)	(34,993)
Total Stockholders’ Equity	158,527	(5,857)	152,670

(v) FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 becomes effective for fiscal years beginning after December 15, 2006. Therefore, this Interpretation will be effective for the Company for the year ending December 31, 2007. At this time, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements.

(vi) The SEC Staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements (i.e., the “rollover” and “iron curtain” methods). SAB 108 does not amend the SEC’s existing guidance for evaluating the materiality of errors included in SAB 99. The adoption of SAB 108 had no material effect on the Company’s financial position or results of operations for the year ended December 31, 2006.

(3)	Debt

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

In addition, the Company and a syndicate of lenders have entered into a revolving line of credit ( the “Facility”) which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At December 31, 2006, there were $2,100 of borrowings under the Facility and $32,900 of credit was available pursuant to the terms of the Facility.

Long Term Debt Repayment Schedule
Senior Notes				Senior Bank Debt
Series A		Series B
$6,000	July 20, 2007	$5,715	May 16, 2010	$2,100	April 23, 2007
$6,000	July 20, 2008	$5,715	May 16, 2011
		$5,715	May 16, 2012
		$5,715	May 16, 2013
		$5,715	May 16, 2014
		$5,715	May 16, 2015
		$5,710	May 16, 2016

(4)	Stockholders’ Equity

(a)	Warrants Exercised

There were 32,076 warrants exercised during the year ended December 31, 2005. Each warrant entitled the holder to purchase one share of common stock for $1.20 per share. There are no other warrants outstanding.

(b)	Stock Option Plan

The Company has a Long-Term Incentive Plan (the “Stock Option Program”) that covers certain employees. Under the Stock Option Program, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 943,833 options have been granted. These options expire ten years from the grant date. For the years 2004, 2005 and 2006, no options were granted under the Stock Option Program. As of December 31, 2006, 65,836 options granted under the Stock Option Program are fully vested and remain outstanding.

During 2006, 187,914 shares of common stock were issued from treasury stock for the exercise of stock options. The shares had a cost of $7.32 per share. The difference of $331 between the $1,376 cost of the shares released from treasury stock and the cash proceeds of $1,707 from the exercise of stock options was credited to additional paid-in capital, a component of stockholders’ equity. During the years ending December 31, 2005 and 2006, the Company received $2,453 and $1,707, respectively, from the exercise of employee stock options.

A summary of options for 2004, 2005 and 2006 is as follows:

	2004		2005		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning
of Year	697,834	$7.93	576,001	$8.26	253,750	$8.96
Granted	--	--	--	--	--	--
Forfeited	(8,500)	10.50	(3,000)	9.75	--	--
Exercised	(113,333)	6.10	(319,251)	7.68	(187,914)	9.08

Outstanding at
End of Year	576,001	8.26	253,750	8.96	65,836	8.59

Exercisable at
End of Year	576,001	$8.26	253,750	$8.96	65,836	$8.59

The options outstanding and exercisable as of December 31, 2006 consist of the following:

Range of Exercise	Number of Options		Weighted Average Exercise Price		Average Remaining Contractual
Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life - Years
$5 to $10	55,788	55,788	$8.25	$8.25	2.07
$10 to $15	10,048	10,048	$10.50	$10.50	4.37

	65,836	65,836	$8.59	$8.59	2.42

In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. As a result, the Company recorded additional compensation expense of $509, $1,589 and $0 in 2004, 2005 and 2006, respectively, related to the modified stock options.

All repriced options are fully vested. At December 31, 2006, 50,000 of these options remain unexercised. As a result of the Company’s adoption of FASB No. 123R on October 1, 2005, the remaining fully vested options are no longer be subject to variable accounting.

(c)	Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner charges in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

	December 31,
	2005	2006
Foreign Currency Translation Adjustments	$531	$2,984
Minimum Pension Liability Adjustment	(39,472)	--
Amounts in Accumulated Other Comprehensive Income that have not yet been Recognized as Components of Net Periodic Benefit Cost:
Actuarial Loss	--	(36,957)
Prior Service Cost	--	(1,020)

Accumulated Other Comprehensive Loss	$(38,941)	$(34,993)

(5)	Research and Development

Research and development expenses were $3,920, $4,040 and $3,191 in 2004, 2005 and 2006, respectively. Customers reimbursed the Company for $1,546, $1,374 and $1,614 of research and development expenses in 2004, 2005 and 2006 respectively.

(6)	Leases

Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2011. Rental expense was $112, $322 and $342 in 2004, 2005 and 2006, respectively.

Minimum lease obligations under noncancelable operating leases are as follows:

2007	$279
2008	101
2009	58
2010	36
2011 and Thereafter	1

Total	$475

(7)	Income Taxes

Domestically, the Company has net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards generated in 2002 through 2004. These NOLs are available to the Company to reduce future taxable income and the related tax benefits are included in deferred income taxes on the balance sheets at their net realizable value of approximately $11,992 and $1,772 as of December 31, 2005 and 2006, respectively, reflecting a combined federal and state tax rate of 40%.

The amount of the NOL carryforwards used through December 31, 2006 total $29,290 of the Pre-Reorganization NOLs, $49,087 of the Post-Reorganization NOLs and $23,013 of the NOLs generated in 2002 through 2004. Federal NOL carryforwards remaining as of December 31, 2006 total $4,285 of Pre-Reorganization NOLs and $144 of NOLs generated in 2004. The Post-Reorganization NOLs were fully utilized in 2006. Wisconsin NOL carryforwards remaining as of December 31, 2006 total $1,386 of NOLs generated in 2004.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards is limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use is $11,865 annually. To the extent less than $11,865 is used in any year, the unused amount is added to and increases the limitation in the succeeding year. Pre-Reorganization NOLs are further limited to an annual usage of $2,142. Any unused amount is added to and increases the limitation in the succeeding year. The Pre-Reorganization NOLs of $4,285 expire in 2008. There is no limitation on the usage of the $144 of NOLs generated in 2004 and these NOLs expire in 2024.

As of December 31, 2005 and 2006, the Company has approximately $4,130 of Wisconsin tax credit carryforwards. The Company may be eligible to use the tax credit carryforwards over a fifteen-year period beginning January 1, 2008. The State of Wisconsin has not yet issued administrative rules regarding the future use of these tax credit carryforwards and as such, the Company does not have a basis on which to determine that it is more likely than not that the tax credit carryforwards will be utilized. Accordingly, the Company has recorded a valuation allowance of $4,130 as of December 31, 2005 and 2006, related to these tax credit carryforwards. The Company will continue to assess its ability to use the tax credit carryforwards in the future.

As of December 31, 2006, ZKM has net deferred Polish income tax assets totaling $736 which include the net realizable value of $662 of NOL carryforwards that existed prior to Ladish’s acquisition of ZKM. These NOLs expire over the years 2007 to 2009. Due to the short carryforward period and other limitations on the utilization of the NOLs as well as the uncertainty of ZKM’s near term profitability, the Company has determined that it is not more likely than not that the ZKM NOLs will be utilized. Therefore, a valuation allowance of $736 has been provided to reduce the benefit of the ZKM net deferred income tax assets to zero. The net tax benefits related to the deferred tax assets of ZKM, if recognized in the future, will first reduce to zero any noncurrent intangible assets related to the acquisition and then reduce income tax expense.

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

The components of net deferred income tax assets for the years ended December 31, 2005 and 2006 are as follows:

	December 31,
	2005	2006
Current Deferred Tax Assets Attributable to:
Inventory Adjustments	$1,830	$1,987
Accrued Employee Costs	1,828	2,038
Pension Benefit Liabilities	2,445	(3,120)
Postretirement Healthcare Benefit Liabilities	1,794	1,632
Other	562	715

Total Current Deferred Tax Assets	8,459	3,252
Current Valuation Allowance	(785)	(475)

Net Current Deferred Tax Assets	$7,674	$2,777

Noncurrent Deferred Tax Assets and (Liabilities) Attributable to:
Property, Plant and Equipment	$(5,962)	$(5,913)
NOL Carryforwards	13,143	2,434
Wisconsin Tax Credit Carryforwards	4,130	4,130
Pension Benefit Liabilities	13,841	13,560
Postretirement Healthcare Benefit Liabilities	12,398	13,484
Other	(765)	(493)

Total Noncurrent Deferred Tax Assets	36,785	27,202
Noncurrent Valuation Allowance	(4,990)	(4,391)

Net Noncurrent Deferred Tax Assets	$31,795	$22,811

Total Net Deferred Tax Assets	$39,469	$25,588

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Years Ended December 31,
	2004	2005	2006
Pre-tax Income	$5,724	$21,876	$44,694

Federal Tax at Statutory Rate of 35%	$2,003	$7,657	$15,643
State Tax, Net of Federal Effect	298	990	2,168
Permanent Differences and Other, Net	21	(12)	(109)
Extra-Territorial Income Exclusion	(352)	(427)	(964)
Reversal of Foreign Valuation Allowance	--	--	(381)
Foreign Tax Rate Differential	--	(84)	(323)

Total Tax Provision	$1,970	$8,124	$16,034

Effective Tax Rate	34.4%	37.1%	35.9%

The Extra-Territorial Income Exclusion is a statutory deduction related to the Company’s export sales from the U.S.

The components of income tax expense (benefits) for the years ended December 31, 2004, 2005 and 2006 are as follows:

	2004
	Federal	State	Foreign	Total
Current	$--	$40	$--	$40
Deferred	1,340	363	--	1,703
Charge in Lieu of Taxes Related to:
Goodwill	35	5	--	40
Stock Options	164	23	--	187

Total Income Tax Expense	$1,539	$431	$--	$1,970

	2005
	Federal	State	Foreign	Total
Current	$205	$20	$--	$225
Deferred	5,641	1,460	70	7,171
Charge in Lieu of Taxes Related to:
Goodwill	35	5	--	40
Stock Options	602	86	--	688

Total Income Tax Expense	$6,483	$1,571	$70	$8,124

	2006
	Federal	State	Foreign	Total
Current	$332	$236	$(2)	$566
Deferred	10,754	2,887	--	13,641
Charge in Lieu of Taxes Related to:
Goodwill	35	5	--	40
Stock Options	1,563	224	--	1,787

Total Income Tax Expense (Benefit)	$12,684	$3,352	$(2)	$16,034

The Company has not provided additional U.S. income taxes on $2,164 of undistributed earnings of its Polish subsidiary, ZKM, included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of ZKM or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by ZKM or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

(8)	Pensions and Postretirement Benefits

The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $4,295 and $5,515 to the Plans in 2005 and 2006, respectively, and the Company expects to contribute $12,892, $2,742 and $2,414 in 2007, 2008 and 2009, respectively, to the Plans. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The Plans may hold shares of the Company’s common stock, which comprise less than ten percent of any individual plan’s total assets. The market value of Company shares held in all Plans as of December 31, 2005 and 2006 total $11,746 and $0, respectively. On January 3, 2007, the Company contributed 300,000 shares of common stock of the Company with a market value of $11,124 to the Plans.

The Company has adopted the provisions of FASB No. 158, as of December 31, 2006. In accordance with FASB No. 158, the 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of FASB No. 158 adoption on the individual line items in the Company’s consolidated balance sheet at December 31, 2006:

	Before Application of FASB No. 158	Adjustments	After Application of FASB No. 158
Deferred Income Taxes	$18,908	$3,903	$22,811
Other Assets	10,731	(785)	9,946
Total Assets	325,488	3,118	328,606
Postretirement Benefits	30,301	3,409	33,710
Pensions	25,516	4,775	30,291
Officers' Deferred Compensation	4,215	791	5,006
Total Liabilities	166,961	8,975	175,936
Accumulated Other Comprehensive Loss	(29,136)	(5,857)	(34,993)
Total Stockholders' Equity	158,527	(5,857)	152,670

A summary of the Plans’ asset allocation at December 31, 2005 and 2006 is as follows:

	December 31,
Asset Category	2005	2006
Fixed Income Securities	46.0%	51.1%
Equity Securities	47.0%	45.0%
Cash	7.0%	3.9%

Total	100.0%	100.0%

The Plans’ target asset allocation percentages are fixed income 50% and equities 50%.

In addition to pension benefits, a number of the Company’s employees are provided certain postretirement healthcare and life insurance benefits. The employees may become eligible for these benefits when they retire. The Company accrues, as current costs, the future lifetime retirement benefits for both active and retired employees and their dependents. Steps have been taken by the Company to reduce the amount of the future obligation for pensions and postretirement healthcare benefits of future retirees by capping the amount of funds payable on behalf of the retirees.

The benefits estimated to be paid in the next five years for the pension plans range between $15,200 and $16,400 per year and for years six through ten in aggregate total $74,200. For postretirement healthcare and life insurance benefits, the estimated benefit payments over the next five years approximate $3,800 per year and $15,300 in aggregate for years six through ten.

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

Certain officers have deferred compensation agreements (the “Officers Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the investments in a Rabbi Trust, of $4,213 and $5,006 as of December 31, 2005 and 2006, respectively, has been recorded under these agreements as actuarially determined. The expense was $237, $371 and $427 in 2004, 2005 and 2006, respectively.

The Company has established a Rabbi Trust for the beneficiaries of the Officers Plan to fund a portion of the benefits earned under the Officers Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary.

The Company used a measurement date of September 30 for 2005 and, upon the early adoption of FASB No. 158 as of December 31, 2006, changed the measurement date to December 31 in 2006 for all pension and postretirement benefit plans.

The following is a reconciliation of the change in benefit obligation and Plans assets for the years ended December 31, 2005 and 2006:

	Pension & Officers Benefits		Postretirement Benefits
	2005	2006	2005	2006
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of Yr	$192,342	$214,199	$37,920	$40,891
Service Cost	803	914	240	120
Interest Cost	11,541	11,402	2,152	2,140
Amendments	--	58	--	147
Actuarial (Gains) Losses	26,653	951	5,064	(339)
Benefits Paid	(17,140)	(20,942)	(6,532)	(7,719)
Participants Contributions	--	--	2,047	2,551

Projected Benefit Obligation at End of Yr	$214,199	$206,582	$40,891	$37,791

Change in Plans Assets:
Plans Assets at Fair Value at Beginning of Yr	$165,275	$166,804	$--	$--
Actual Return on Plans Assets	14,235	22,943	--	--
Company Contributions	4,434	5,653	4,485	5,168
Benefits Paid	(17,140)	(20,942)	(6,532)	(7,719)
Participants Contributions	--	--	2,047	2,551

Plans Assets at Fair Value at End of Yr	$166,804	$174,458	$--	$--

Funded Status of Plans	$(47,395)	$(32,124)	$(40,891)	$(37,791)

Unrecognized Prior Service Cost	2,074		--
Unrecognized Net Actuarial (Gain) Loss	70,514		5,413

Net Amount Recognized	$25,193		$(35,478)

	Pension & Officers Benefits		Postretirement Benefits
	2005	2006	2005	2006
Plans with Benefit Obligations in Excess of Plan
Assets:
Projected Benefit Obligation	$214,199	$157,879	$--	$--
Accumulated Benefit Obligation	209,471	153,084	40,891	37,791
Plan Assets	166,804	124,983	--	--
Plans with Plan Assets in Excess of Benefit
Obligations:
Projected Benefit Obligation	$--	$48,703	$--	$--
Accumulated Benefit Obligation	--	48,703	--	--
Plan Assets	--	49,475	--	--
Weighted Average Assumptions:
Discount Rate	5.50%	5.68%	5.50%	5.68%
Rate of Increase in Compensation Levels	3.00%	3.00%	--	--
Expected Long-Term Rate of Return on Assets	8.90%	8.90%	--	--

The total accumulated pension benefit obligation for the Plans is $209,471 at September 30, 2005. Changes in actuarial assumptions for 2005 included the adoption of a more current mortality table. This resulted in an additional minimum pension liability of $67,860 as of December 31, 2005. The additional minimum pension liability is allocated to intangible assets for prior service costs of $2,074 as of December 31, 2005, and the balance is reported in accumulated other comprehensive loss, a component of stockholders’ equity, net of the deferred tax effect.

The total accumulated pension benefit obligation for the Plans is $201,787 at December 31, 2006. With the exception of one plan, the Plans and the Officers Plan have accumulated benefit obligations exceeding the fair value of the Plans assets at December 31, 2006.

	Pension & Officers Benefits		Postretirement Benefits
	2005	2006	2005	2006
Amounts Recognized in the Consolidated Balance
Sheets:
Other Assets	$2,074	$772	$--	$--
Accrued Liabilities - Pensions	(7,777)	--	--	--
Accrued Liabilities - Postretirement	--	--	(4,484)	(4,081)
Noncurrent Liabilities - Pensions	(30,677)	(27,890)	--	--
Noncurrent Liabilities - Postretirement	--	--	(30,994)	(33,710)
Officers’ Deferred Compensation	(4,213)	(5,006)	--	--
Stockholders’ Equity (Gross Amount)	65,786	--	--	--

Net Amount Recognized	$25,193	$(32,124)	$(35,478)	$(37,791)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are as follows:

	Pension & Officers Benefits	Postretirement Benefits
Prior Service Cost	$1,557	$144
Net Loss	58,329	3,265

Total	$59,886	$3,409

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	Pension & Officers Benefits	Postretirement Benefits
Prior Service Cost	$414	$14
Net Loss	3,762	19

Total	$4,176	$33

The components of the net periodic benefit costs (income) for the years ended December 31, 2004, 2005 and 2006 are:

	Pension & Officers Benefits			Postretirement Benefits
	2004	2005	2006	2004	2005	2006
Service Cost-Benefit Earned During
the Period	$826	$803	$914	$254	$240	$120
Interest Cost on Projected Benefit
Obligation	12,122	11,541	11,402	2,279	2,152	2,140
Expected Return on Pension Assets	(15,790)	(15,467)	(14,623)	--	--	--
Net Amortization and Deferral	437	2,438	4,314	(205)	(198)	126
Prior Service Cost	532	532	427	--	--	--
Curtailment Cost	--	--	42	--	--	--

Net Periodic Benefit Cost (Income)	$(1,873)	$(153)	$2,476	$2,328	$2,194	$2,386

Assumptions used in the determination of net periodic benefit costs for these years are:

	2004	2005	2006	2004	2005	2006
Discount Rate	6.50%	6.00%	5.50%	6.50%	6.00%	5.50%
Rate of Increase in Compensation
Levels	3.00%	3.00%	3.00%	--	--	--
Expected Long-Term Rate of Return
on Assets	9.25%	9.25%	8.90%	--	--	--

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 0% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total of Service and Interest Cost Components	$97	$(88)
Effect on Postretirement Healthcare Benefit Obligation	$1,709	$(1,551)

As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $1,581 and $1,893 to these plans during 2005 and 2006, respectively.

ZKM sponsors an unfunded defined benefit plan and the Company has an actuarially calculated liability of approximately $2,614 included in the pension liability in the consolidated balance sheet.

(9)	Profit Sharing

The Cudahy, Wisconsin site has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $300, $664, and $2,456 in 2004, 2005 and 2006, respectively. The Albany, Oregon facility has a profit sharing program in which all employees are eligible to participate. The profit sharing pool is calculated based on various internal operating measurements. The expense was $0, $80 and $413 in 2004, 2005 and 2006, respectively. For the Windsor, Connecticut facility, a profit sharing program for all employees had an expense of $135 in 2006.

(10)	Commitments and Contingencies

(a)	The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company has an accrual of $300 at December 31, 2006 in the financial statements for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

(b)	The Company has been named as a defendant in a number of asbestos cases in Mississippi and a limited number of cases in Illinois. As of December 31, 2006, the Company has been dismissed from 3,827 of 3,866 claims in Mississippi and four of six claims in Illinois. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has not made any provision in its financial statements for the asbestos litigation.

(c)	The Company has unconditional fixed price purchase obligations (take-or-pay contracts) of approximately $241,709 comprising of commitments to purchase natural gas of approximately $9,918 and raw material of approximately $231,791. These obligations are for purchases necessary to fulfill the Company’s production backlog. None of these obligations may be net settled. The Company’s future commitments approximate $115,173 in 2007, $126,536 in 2008 through 2009, and $0 in 2010. During 2004, 2005 and 2006, the Company fulfilled its minimum contractual purchase obligations for those periods.

(11)	Related Party Transactions

Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. (“Weber”). The joint venture is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the former chief executive officer of Weber. The Company’s payments to Weber under the joint venture were $897, $1,200 and $967 in 2004, 2005 and 2006, respectively. The joint venture has no assets or liabilities.

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

The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2004, 2005 and 2006:

	December 31,
	2004	2005	2006
Average Basic Common Shares Outstanding	13,285,582	13,781,586	14,136,946
Incremental Shares Applicable to Common Stock Options
and Warrants	102,329	149,953	68,695

Average Diluted Common Shares Outstanding	13,387,911	13,931,539	14,205,641

(13)	Acquisition

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

On February 1, 2006, the Company acquired 100% of the outstanding common shares of Valley Machining, Inc. (“Valley”) located in western Wisconsin. Valley provides the Company with key machining capacity to support the Company’s long-term growth opportunities in the jet engine market. Valley’s operating results have been included in the Company’s results of operations since February 1, 2006. The acquisition of Valley was financed with cash on hand and the Facility. The Company’s consolidated results of operations for 2004, 2005 and 2006 would not have been materially impacted if the acquisition of Valley had occurred on January 1, 2004.

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

	Quarters Ended
2005	March 31	June 30	September 30	December 31
Net Sales	$65,094	$66,533	$64,832	$70,382
Gross Profit	7,263	9,942	10,254	8,575
Operating Income	4,679	7,981	5,818	5,369
Net Income	2,658	4,630	3,276	3,151
Basic Earnings Per Share	0.19	0.34	0.24	0.23
Diluted Earnings Per Share	0.19	0.33	0.23	0.22

	Quarters Ended
2006	March 31	June 30	September 30	December 31
Net Sales	$95,006	$90,173	$90,664	$93,447
Gross Profit	17,368	19,172	15,269	15,358
Operating Income	13,064	14,338	10,686	10,872
Net Income	7,632	8,502	6,413	5,934
Basic Earnings Per Share	0.54	0.60	0.45	0.42
Diluted Earnings Per Share	0.54	0.60	0.45	0.42

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(15)	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Provision Charged (Credited) to Profit and Loss	Collections and Accounts Written Off	Balance at End of Year
Year ended December 31, 2004
Allowance for Doubtful Accounts	$191	$13	$28	$176
Year ended December 31, 2005
Allowance for Doubtful Accounts	$176	$(29)	$21	$126
Year ended December 31, 2006
Allowance for Doubtful Accounts	$126	--	--	$126

INDEX TO EXHIBITS

Exhibit Numbers	Description	Page Number
3 (a)	Articles of Incorporation of the Company as filed with the Secretary of the State of
Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.
3 (b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b)
on November 5, 2003 are incorporated by reference.
10 (a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit
10.4 on December 23, 1997 is incorporated by reference.
10 (b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.
10 (c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on February 25, 2004 is incorporated by reference.
10 (h)	Amendment No. 6 dated December 29, 2004 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto, filed with Form 10-K on March 14, 2005 is incorporated by reference.
10 (i)	Amendment No. 7 dated July 20, 2005 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto, filed with Form 10-K on March 13, 2006 is incorporated by reference.
10 (j)	Amendment No. 8 dated April 28, 2006 to Credit Agreement dated April 14, 2000 among	X-3
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto.
10 (k)	Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.

X-1

Exhibit Numbers	Description	Page Number

10 (l)	Note Purchase Agreement dated May 16, 2006 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on May 17, 2006 is incorporated by reference.
10 (m)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.
10 (n)	Agreement dated February 24,2005 between Ladish Co., Inc. and Huta Stalowa Wola S.A.
filed with Form 8-K on March 2, 2005 is incorporated by reference.
10 (o)	Ladish Co., Inc. Long-Term Incentive Plan dated January 1, 2006	X-7
14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.
21	List of Subsidiaries of the Company.	X-19
23	Consent of Independent Registered Public Accounting Firm.	X-20
31 (a)	Written statement of the chief executive officer of the Company certifying this Form
	10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-21
31 (b)	Written statement of the chief financial officer of the Company certifying this Form
	10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-22
32	Written Statement of the chief executive officer and chief financial officer of the
	Company certifying this Form 10-K complies with the requirements of 18 U.S.C.ss.1350	X-23

X-2