Form 10-K/A
period 2006-12-31
LADISH CO INC
filed 2007-03-07
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-K/A
Amendment No. 1

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

14,503,467
(Number of Shares of common stock outstanding as of February 21, 2007)

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 7, 2007 (the “Original Form 10-K”), to correct a typographical error in language contained in the “Consent of Independent Registered Public Accounting Firm” on the consolidated financial statements. Specifically, the first paragraph has been revised to include the language “management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006.”

Except for the amendment described above, this Form 10-K/A does not modify or update our previously reported disclosures in the Original Form 10-K. Because this amendment only corrects a textual error, the dates on all reports and certifications remain as originally filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LADISH CO., INC.
By: /s/ Wayne E. Larsen
Wayne E. Larsen
March 7, 2007	Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive Officer	March 7, 2007
Kerry L. Woody	(Principal Executive Officer),
Director
/s/ Wayne E. Larsen	Vice President Law/Finance &	March 7, 2007
Wayne E. Larsen	Secretary (Principal Financial and
Accounting Officer)
/s/ Lawrence W. Bianchi	Director	March 7, 2007
Lawrence W. Bianchi
	Director	__________________, 2007
James C. Hill
/s/ Leon A. Kranz	Director	March 7, 2007
Leon A. Kranz
/s/ J. Robert Peart	Director	March 7, 2007
J. Robert Peart
	Director	__________________, 2007
John W. Splude

3