Form 10-Q
period 2007-03-31
LADISH CO INC
filed 2007-04-27
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     March 31, 2007

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No   X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, $0.01 Par Value	14,506,967

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	2007	2006
Net sales	$97,666	$95,006
Cost of sales	83,976	77,638

Gross profit	13,690	17,368
Selling, general and administrative expenses	3,942	4,304

Income from operations	9,748	13,064
Other income (expense):
Interest expense	(798)	(766)
Other, net	192	(27)

Income before income tax provision and minority interest	9,142	12,271
Income tax provision	3,364	4,540
Minority interest in net earnings of subsidiary	10	99

Net income	$5,768	$7,632

Basic earnings per share	$0.40	$0.54
Diluted earnings per share	$0.40	$0.54
Basic weighted average shares outstanding	14,497,267	14,015,088
Diluted weighted average shares outstanding	14,541,415	14,150,903

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$2,613	$3,431
Accounts receivable, less allowance of $126 at each date	77,086	69,144
Inventories	107,305	106,736
Deferred income taxes	2,777	2,777
Prepaid expenses and other current assets	2,535	1,665

Total current assets	192,316	183,753

Property, plant and equipment:
Land and improvements	5,860	5,856
Buildings and improvements	51,243	50,628
Machinery and equipment	178,021	177,347
Construction in progress	16,171	12,755

	251,295	246,586
Less - accumulated depreciation	(135,614)	(134,490)

Net property, plant and equipment	115,681	112,096
Deferred income taxes	21,583	22,811
Other assets	12,703	9,946

Total assets	$342,283	$328,606

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,328	$32,933
Senior bank debt	--	2,100
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	214	213
Postretirement benefits	4,081	4,081
Wages and salaries	5,244	4,600
Taxes, other than income taxes	402	260
Interest	1,111	722
Profit sharing	744	2,882
Paid progress billings	37	36
Income taxes	1,702	16
Other	4,206	6,146

Total current liabilities	65,069	59,989
Noncurrent liabilities:
Senior notes	46,000	46,000
Postretirement benefits	33,304	33,710
Pensions	22,044	30,291
Officers’ deferred compensation	5,080	5,006
Minority interest in equity of subsidiary	645	635
Other noncurrent liabilities	304	305

Total liabilities	172,446	175,936

Stockholders’ equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	124,708	115,688
Retained earnings	80,559	74,791
Treasury stock, 98,624 and 404,624 shares of common stock, respectively,
at each date at cost	(722)	(2,962)
Accumulated other comprehensive loss	(34,854)	(34,993)

Total stockholders’ equity	169,837	152,670

Total liabilities and stockholders’ equity	$342,283	$328,606

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,768	$7,632
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	2,774	2,550
Charge in lieu of taxes related to goodwill	10	10
Deferred income taxes	1,308	4,477
Minority interest in net earnings of subsidiary	10	99
Gain on disposal of property, plant and equipment	(86)	(5)
Changes in assets and liabilities:
Accounts receivable	(7,873)	(23,001)
Inventories	(556)	(12,482)
Other assets	(3,637)	339
Accounts payable and accrued liabilities	6,690	6,660
Other liabilities	2,534	(2,185)

Net cash provided by (used in) operating activities	6,942	(15,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,846)	(1,891)
Proceeds from sale of property, plant and equipment	149	18
Acquisition of business net of cash acquired	--	(2,854)

Net cash used in investing activities	(5,697)	(4,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) senior bank debt	(2,100)	6,900
Repayment of notes payable	--	(85)
Proceeds from exercise of stock options	56	58

Net cash provided by (used in) financing activities	(2,044)	6,873

Effect of exchange rate changes on cash and cash equivalents	(19)	26

DECREASE IN CASH AND CASH EQUIVALENTS	(818)	(13,734)
CASH AND CASH EQUIVALENTS, beginning of period	3,431	14,494

CASH AND CASH EQUIVALENTS, end of period	$2,613	$760

LADISH CO., INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2007 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	March 31, 2007	December 31, 2006
Raw material and supplies	$39,491	$39,940
Work-in-process and finished goods	74,549	72,195
Less progress payments	(6,735)	(5,399)

Total inventories	$107,305	$106,736

(3)	Interest and Income Tax Payments

	For the Three Months Ended March 31,
	2007	2006
Interest paid	$395	$1,082
Income taxes paid	360	42

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $8,315 and $3,872 as of March 31, 2007 and December 31, 2006, respectively.

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

The year-to-date tax provisions for 2007 and 2006 are based on annualized combined federal, state and foreign effective tax rates of 36.8% and 37%, respectively. The principal difference, if any, from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Extra-Territorial Income (“ETI”) exclusion related to export sales.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the three-month periods ending March 31, 2007 and 2006 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$219	$226	$37	$30
Interest cost	2,815	2,830	507	531
Expected return on plan assets	(3,882)	(3,619)	--	--
Amortization of prior service cost	104	107	3	--
Amortization of the net loss	941	1,079	5	32

Net periodic benefit cost	$197	$623	$552	$593

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $12,892 to its pension plans in 2007. As of March 31, 2007, the Company has made $11,124 of contributions to the pension plans versus $1,256 during the same period in 2006. The $11,124 of contributions in the first quarter of 2007 consisted of 300,000 shares of common stock of the Company which were added to the pension plans on January 3, 2007. The Company currently estimates its total contributions to its pension plans in 2007 will be $12,892.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first quarter of 2007, the Company received a $172 refund and recognized the refund as a reduction to cost of sales and SG&A expenses in its financial statements.

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

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At March 31, 2007, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’ Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the three months ended March 31, 2007. As of March 31, 2007, 59,836 options granted under the Plan remain outstanding and exercisable. During the first three months of 2007, 6,000 options were exercised (for cash of $56) and shares were issued from Treasury Stock.

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

(12)	New Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006. For the quarter ending March 31, 2007, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made for the adoption of FASB Interpretation No. 48.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIONS

First Quarter 2007 Compared to First Quarter 2006

Net sales for the three months ended March 31, 2007 were $97,666 compared to $95,006 for the same period in 2006. The 2.8% increase in net sales for the first quarter of 2007 versus 2006 was primarily due to the increase in pricing for the raw materials utilized by the Company. First quarter 2007 net sales were negatively impacted by the equipment downtime experienced by the Company at its Cudahy, Wisconsin forging operation. Gross profit for the first quarter of 2007 decreased to 14.0% of net sales in contrast to 18.3% of net sales in the first quarter of 2006 primarily as a result of the reduced absorption of fixed costs and missed sales opportunities associated with equipment downtime. Increased raw material costs in the first quarter also resulted in raw material being a higher percentage of net sales in the first quarter of 2007 in comparison to the same period in 2006 and thereby decreasing gross profit as a percent of net sales.

Selling, general and administrative expenses, as a percentage of net sales, were 4.0% for the first quarter of 2007 compared to 4.5% for the same period in 2006. The decrease in SG&A expenses between the periods was attributable to the Company’s transition to using internal staffing for international sales, partially offset by an increased provision for incentive compensation.

Interest expense for the first quarter of 2007 was $798 in contrast to $766 for the same period in 2006. The slightly higher interest expense in 2007 reflects the issuance of the $40,000 of Series B notes in the second quarter of 2006 offset by the retirement of debt under the revolving credit facility. During the first quarter of 2007, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. Series A and Series B senior notes bore interest at the rate of 7.19% and 6.14%, respectively, per annum. The Company had no borrowings under the revolving line of credit facility and had $52,000 of senior notes outstanding at the end of the first quarter of 2007.

The 2007 and 2006 first quarter income tax provisions are based on annualized effective tax rates of 36.8% and 37%, respectively. At December 31, 2006, the Company has $4,429 net operating loss (“NOL”) carryforwards which reduce current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the first quarter of 2007 was $5,768, a $1,864 decrease from the same period in 2006. The decrease in profitability was due to the above described equipment downtime in 2007 which resulted in the reduced absorption of fixed costs. The decline in profitability, as a percentage of net sales, was partially attributable to higher raw material prices in 2007 resulting in raw material being a higher percentage of net sales. The Company’s contract backlog at March 31, 2007 was $551,082 as the Company received $150,357 of new orders in the first quarter of 2007, in comparison to backlogs of $501,887 and $499,764 at March 31, 2006 and December 31, 2006, respectively, and $140,817 of new orders in the first quarter of 2006.

Liquidity and Capital Resources

The Company’s cash position as of March 31, 2007 is $818 less than its position at December 31, 2006. The year-to-date decrease in cash is a result of paying down $2,100 of borrowings under the revolving credit facility and increases in accounts receivable and inventory partially offset by an increase in trade payables. In addition, cash was reduced in the first three months of 2007 by $5,846 for capital expenditures.

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

In addition, the Company and a syndicate of Lenders have entered into the revolving credit facility which was most recently renewed on April 28, 2006. The revolving credit facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At March 31, 2007, there were no borrowings under the revolving credit facility and $35,000 of credit was available pursuant to the terms of the revolving credit facility.

As of December 31, 2006, the Company has NOL carryforwards of $4,285 that were generated prior to its 1993 reorganization and $144 of NOL carryforwards that were generated in 2004. The NOLs generated prior to the reorganization in 1993 are subject to an IRS imposed annual usage limitation of $2,142 and expire in 2008. There is no limitation on the usage of the NOLs generated in 2004 and these NOLs expire in 2024.

Realization of the domestic net deferred tax assets, including those attributable to the NOL carryforwards, over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the domestic net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the domestic net deferred tax assets will be realized, a valuation allowance will be established against all or part of the domestic net deferred tax assets with an offsetting charge to the income tax provision.

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

Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company’s products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material and energy prices
•	Legal, regulatory and environmental issues	•	Taxes
•	Health care costs

Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 4.      Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

LADISH CO., INC.
Date: April 27, 2007	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary