Form 10-Q
period 2007-06-30
LADISH CO INC
filed 2007-07-25
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended     June 30, 2007

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                  No    X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2007
Common Stock, $0.01 Par Value	14,508,967

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Net sales	$113,594	$90,173	$211,260	$185,179
Cost of sales	91,649	71,001	175,625	148,639

Gross profit	21,945	19,172	35,635	36,540
Selling, general and administrative expenses	4,106	4,834	8,048	9,138

Income from operations	17,839	14,338	27,587	27,402
Other income (expense):
Interest expense	(708)	(893)	(1,506)	(1,659)
Other, net	78	(135)	270	(162)

Income before income tax provision
and minority interest	17,209	13,310	26,351	25,581
Income tax provision	6,438	4,747	9,802	9,287
Minority interest in net earnings of subsidiary..	10	61	20	160

Net income	$10,761	$8,502	$16,529	$16,134

Basic earnings per share	$0.74	$0.60	$1.14	$1.15
Diluted earnings per share	$0.74	$0.60	$1.14	$1.14
Basic weighted average shares outstanding	14,508,242	14,130,599	14,502,785	14,073,162
Diluted weighted average shares outstanding	14,552,210	14,180,709	14,546,843	14,166,124

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets	(unaudited) June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$6,470	$3,431
Accounts receivable, less allowance of $126 at each date	81,498	69,144
Inventories	108,085	106,736
Deferred income taxes	2,777	2,777
Prepaid expenses and other current assets	1,852	1,665

Total current assets	200,682	183,753

Property, plant and equipment:
Land and improvements	5,913	5,856
Buildings and improvements	51,956	50,628
Machinery and equipment	181,447	177,347
Construction in progress	23,105	12,755

	262,421	246,586
Less - accumulated depreciation	(138,189)	(134,490)

Net property, plant and equipment	124,232	112,096
Deferred income taxes	19,664	22,811
Other assets	12,893	9,946

Total assets	$357,471	$328,606

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,570	$32,933
Senior bank debt	--	2,100
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	222	213
Postretirement benefits	4,081	4,081
Wages and salaries	5,797	4,600
Taxes, other than income taxes	193	260
Interest	693	722
Profit sharing	1,511	2,882
Paid progress billings	684	36
Income taxes	2,398	16
Other	5,220	6,146

Total current liabilities	68,369	59,989
Noncurrent liabilities:
Senior notes	46,000	46,000
Postretirement benefits	32,783	33,710
Pensions	22,391	30,291
Officers’ deferred compensation	5,154	5,006
Minority interest in equity of subsidiary	654	635
Other noncurrent liabilities	304	305

Total liabilities	175,655	175,936

Stockholders’ equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	124,739	115,688
Retained earnings	91,320	74,791
Treasury stock, 96,624 and 404,624 shares of common stock, respectively,
at each date at cost	(707)	(2,962)
Accumulated other comprehensive loss	(33,682)	(34,993)

Total stockholders’ equity	181,816	152,670

Total liabilities and stockholders’ equity	$357,471	$328,606

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended June 30,
	(unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,529	$16,134
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	5,555	5,159
Charge in lieu of taxes related to goodwill	19	20
Deferred income taxes	3,252	9,153
Minority interest in net earnings of subsidiary	20	160
(Gain) loss on disposal of property, plant and equipment	(184)	26
Changes in assets and liabilities:
Accounts receivable	(11,915)	(15,272)
Inventories	(1,149)	(31,619)
Other assets	(3,152)	433
Accounts payable and accrued liabilities	9,671	8,572
Other liabilities	2,338	(3,471)

Net cash provided by (used in) operating activities	20,984	(10,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(16,292)	(5,509)
Proceeds from sale of property, plant and equipment	316	29
Purchase of ZKM stock	--	(125)
Acquisition of business net of cash acquired	--	(2,849)

Net cash used in investing activities	(15,976)	(8,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior bank debt	(2,100)	(27,000)
Repayment of notes payable	--	(1,980)
Proceeds from senior notes	--	40,000
Deferred financing costs	--	(222)
Proceeds from exercise of stock options	77	1,666

Net cash provided by (used in) financing activities	(2,023)	12,464

Effect of exchange rate changes on cash and cash equivalents	54	(10)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,039	(6,705)
CASH AND CASH EQUIVALENTS, beginning of period	3,431	14,494

CASH AND CASH EQUIVALENTS, end of period	$6,470	$7,789

LADISH CO., INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2007 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	June 30, 2007	December 31, 2006
Raw material and supplies	$39,577	$39,940
Work-in-process and finished goods	75,760	72,195
Less progress payments	(7,252)	(5,399)

Total inventories	$108,085	$106,736

(3)	Interest and Income Tax Payments

	For the Six Months Ended June 30,
	2007	2006
Interest paid	$1,508	$1,704
Income taxes paid	4,149	434

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $5,123 and $3,872 as of June 30, 2007 and December 31, 2006, respectively.

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

The year-to-date tax provisions for 2007 and 2006 are based on annualized combined federal, state and foreign effective tax rates of 37.2% and 36.3%, respectively. The principal difference, if any, from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Extra-Territorial Income (“ETI”) exclusion related to export sales in 2006 and the Domestic Production Activities deduction in 2007.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the six-month periods ended June 30, 2007 and 2006 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$438	$451	$75	$60
Interest cost	5,634	5,662	1,013	1,062
Expected return on plan assets	(7,765)	(7,238)	--	--
Amortization of prior service cost	207	214	7	--
Amortization of the net loss	1,881	2,157	10	63

Net periodic benefit cost	$395	$1,246	$1,105	$1,185

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $12,892 to its pension plans in 2007. As of June 30, 2007, the Company has made $11,173 of contributions to the pension plans versus $2,824 during the same period in 2006. $11,124 of contributions in the first half of 2007 consisted of 300,000 shares of common stock of the Company which were added to the pension plans on January 3, 2007 and $49 of cash contributions were added in the six-month period ending June 30, 2007. The Company currently estimates its total contributions to its pension plans in 2007 will be $11,797.

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

The Company sold $30,000 of Series A senior notes (the “Series A Notes”) in a private placement to certain institutional investors on July 20, 2001. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004, 2005, 2006 and 2007.

On May 16, 2006, the Company sold $40,000 of Series B senior notes (the “Series B Notes”) in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At June 30, 2007, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’ Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the six months ended June 30, 2007. As of June 30, 2007, 57,836 options granted under the Plan remain outstanding and exercisable. During the first six months of 2007, 8,000 options were exercised (for cash of $77) and shares were issued from Treasury Stock.

(11)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, six asbestos cases in Illinois and one asbestos case in California. As of the date of this filing, the Company has been dismissed from a majority of the cases in Mississippi and four of the cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.

(12)	New Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006. For the six month period ending June 30, 2007, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made for the adoption of FASB Interpretation No. 48.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands)

RESULTS OF OPERATIONS

Second Quarter 2007 Compared to Second Quarter 2006

Net sales for the three months ended June 30, 2007 were $113,594 compared to $90,173 for the same period in 2006. The 26% increase in net sales for the second quarter of 2007 versus 2006 was due to growth in all markets served by the Company along with the increase in pricing for the raw materials utilized by the Company. Gross profit for the second quarter of 2007 decreased to 19.3% of net sales in contrast to 21.3% of net sales in the second quarter of 2006 primarily as a result of the increased raw material costs in the quarter which resulted in raw material being a higher percentage of net sales in the second quarter of 2007 in comparison to the same period in 2006 and thereby decreasing gross profit as a percent of net sales.

Selling, general and administrative expenses, as a percentage of net sales, were 3.6% for the second quarter of 2007 compared to 5.4% for the same period in 2006. The decrease in SG&A expenses between the periods was attributable to the Company’s transition to using internal staffing for international sales, partially offset by an increased provision for incentive compensation.

Interest expense for the second quarter of 2007 was $708 in contrast to $893 for the same period in 2006. The lower interest expense in 2007 is due primarily to increased capitalization of interest expense on capital projects. During the second quarter of 2007, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. Series A and Series B senior notes bore interest at the rate of 7.19% and 6.14%, respectively, per annum. The Company had no borrowings under the revolving line of credit facility and had $52,000 of senior notes outstanding at the end of the second quarter of 2007.

The 2007 and 2006 second quarter income tax provisions are based on effective tax rates of 37.4% and 35.7%, respectively. At December 31, 2006, the Company has $4,429 of net operating loss (“NOL”) carryforwards which reduce current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the second quarter of 2007 was $10,761, a $2,259 or 27% increase from the same period in 2006. The increase in profitability was due to increased sales volume in 2007. Profitability, as a percentage of net sales, was relatively unchanged in the periods in spite of the higher sales and total profits due to higher raw material prices in 2007 resulting in raw material being a higher percentage of net sales. The Company’s contract backlog at June 30, 2007 was $543,123 as the Company received $105,793 of new orders in the second quarter of 2007, in comparison to backlogs of $525,922 and $499,764 at June 30, 2006 and December 31, 2006, respectively, and $115,083 of new orders in the second quarter of 2006.

First Six Months 2007 Compared to First Six Months 2006

During the first six months of 2007, the Company had $211,260 of net sales in contrast to $185,179 of net sales in the comparable period in 2006. This 14.1% increase in net sales is attributable to the strength of the jet engine, aerospace and industrial markets served by the Company and to higher prices for the raw materials which go into the products manufactured by the Company. Gross profits in the first half of 2007 were $35,635 or 16.9% of sales. During the same period of 2006, gross profits were $36,540 or 19.7% of sales. The decline in gross profits, as a percentage of sales, is due to the equipment issues the Company faced in the first quarter of 2007 along with significantly higher raw material prices in 2007 which result in raw material being a higher percentage of cost of sales and reduced gross profits as a percentage of sales.

The Company incurred $8,048 of SG&A expenses in the first six months of 2007, at a rate of 3.8% of net sales. In the same period of 2006, the Company had $9,138 of SG&A expenses, or 4.9% of net sales. The decrease in SG&A expenses, as a percentage of sales, resulted from a switch to internal staffing for international sales and a continued focus on cost controls. Interest expense for the first half of the year was $1,506 in comparison to $1,659 in the same period of 2006. The decrease is due primarily to increased capitalization of interest expense on capital projects.

The Company used an annualized effective tax rate of 37.2% for the first six months of 2007. For the same period in 2006, the Company used an annualized effective tax rate of 36.3%. The difference from the federal statutory rate of 35% is due primarily to the impact of state income taxes offset by the lower income tax rate for the Company’s subsidiary in Poland and the benefit of the ETI exclusion related to export sales in 2006 and the Domestic Production Activities deduction in 2007. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

For the first half of 2007, the Company had $16,529 of net income, or $1.14 of income per share on a fully diluted basis. During the first six months of 2006, net income was $16,134, or $1.14 per share, on a fully diluted basis.

Liquidity and Capital Resources

The Company’s cash position as of June 30, 2007 is $3,039 more than its position at December 31, 2006. The year-to-date increase in cash is a result of increased sales and collections reduced by paying down $2,100 of borrowings under the revolving credit facility and increases in accounts receivable and inventory partially offset by an increase in trade payables. In addition, cash was reduced in the first six months of 2007 by $16,292 for capital expenditures.

On July 20, 2001, the Company sold $30,000 of Series A Notes in a private placement to certain institutional investors. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004, 2005, 2006 and 2007.

On May 16, 2006, the Company sold $40,000 of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

In addition, the Company and a syndicate of Lenders have entered into the revolving credit facility which was most recently renewed on April 28, 2006. The revolving credit facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At June 30, 2007, there were no borrowings under the revolving credit facility and $35,000 of credit was available pursuant to the terms of the revolving credit facility.

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

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 2, 2007 Annual Meeting of the Stockholders of the Company, the Stockholders were asked to vote on the election of a new Board of Directors for the next year or until their successors are duly elected. The following tabulation reflects the results of that election:

Director Name	Authority Granted	Authority Withheld
Lawrence W. Bianchi	13,620,075	470,875
James C. Hill	13,778,042	312,908
Leon A. Kranz	13,768,834	322,116
J. Robert Peart	13,769,242	321,708
John W. Splude	13,777,325	313,625
Kerry L. Woody	13,778,722	312,228

The Stockholders were also asked to ratify the action taken by the Audit Committee of the Board of Directors in selecting the audit firm Grant Thornton LLP as the independent auditors of the Company for the year ending December 31, 2007. The Stockholders approved this action by the following vote:

For	Against	Abstain
14,043,107	41,016	6,326

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

LADISH CO., INC.
Date: July 25, 2007	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary