Form 10-Q
period 2007-09-30
LADISH CO INC
filed 2007-11-01
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $0.01 Par Value	14,534,467

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Net sales	$105,027	$90,664	$316,287	$275,843
Cost of sales	89,922	75,395	265,547	224,034

Gross profit	15,105	15,269	50,740	51,809
Selling, general and administrative expenses	4,097	4,583	12,145	13,721

Income from operations	11,008	10,686	38,595	38,088
Other income (expense):
Interest expense	(572)	(980)	(2,078)	(2,639)
Other, net	29	(155)	299	(317)

Income before income tax provision
and minority interest	10,465	9,551	36,816	35,132
Income tax provision	3,968	3,115	13,770	12,402
Minority interest in net earnings of subsidiary	18	23	38	183

Net income	$6,479	$6,413	$23,008	$22,547

Basic earnings per share	$0.45	$0.45	$1.59	$1.60
Diluted earnings per share	$0.45	$0.45	$1.58	$1.59
Basic weighted average shares outstanding	14,524,010	14,198,413	14,509,938	14,115,371
Diluted weighted average shares outstanding	14,548,642	14,242,600	14,547,521	14,192,075

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	(unaudited) September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,484	$3,431
Accounts receivable, less allowance of $126 at each date	83,020	69,144
Inventories	119,023	106,736
Deferred income taxes	2,777	2,777
Prepaid expenses and other current assets	2,153	1,665

Total current assets	209,457	183,753

Property, plant and equipment:
Land and improvements	6,101	5,856
Buildings and improvements	53,095	50,628
Machinery and equipment	187,812	177,347
Construction in progress	26,180	12,755

	273,188	246,586
Less - accumulated depreciation	(141,027)	(134,490)

Net property, plant and equipment	132,161	112,096
Deferred income taxes	18,203	22,811
Other assets	13,090	9,946

Total assets	$372,911	$328,606

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,975	$32,933
Senior bank debt	6,300	2,100
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	233	213
Postretirement benefits	4,081	4,081
Wages and salaries	5,372	4,600
Taxes, other than income taxes	223	260
Interest	1,015	722
Profit sharing	2,231	2,882
Paid progress billings	792	36
Income taxes	--	16
Other	6,143	6,146

Total current liabilities	81,365	59,989
Noncurrent liabilities:
Senior notes	40,000	46,000
Postretirement benefits	32,120	33,710
Pensions	22,815	30,291
Officers’ deferred compensation	5,230	5,006
Minority interest in equity of subsidiary	563	635
Other noncurrent liabilities	304	305

Total liabilities	182,397	175,936

Stockholders’ equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	125,158	115,688
Retained earnings	97,799	74,791
Treasury stock, 71,124 and 404,624 shares of common stock, respectively,
at each date at cost	(521)	(2,962)
Accumulated other comprehensive loss	(32,068)	(34,993)

Total stockholders’ equity	190,514	152,670

Total liabilities and stockholders’ equity	$372,911	$328,606

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended September 30,
	(unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,008	$22,547
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	8,354	7,644
Charge in lieu of taxes related to goodwill	29	30
Deferred income taxes	5,106	12,193
Minority interest in net earnings of subsidiary	38	183
(Gain) loss on disposal of property, plant and equipment	(175)	23
Changes in assets and liabilities:
Accounts receivable	(12,866)	(19,089)
Inventories	(11,885)	(41,551)
Other assets	(3,549)	402
Accounts payable and accrued liabilities	15,935	2,995
Other liabilities	1,919	(2,982)

Net cash provided by (used in) operating activities	25,914	(17,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(25,766)	(9,389)
Proceeds from sale of property, plant and equipment	328	49
Purchase of ZKM stock	(110)	(521)
Acquisition of business net of cash acquired	--	(2,849)

Net cash used in investing activities	(25,548)	(12,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) senior bank debt	4,200	(14,400)
Repayment of notes payable	--	(1,980)
Proceeds from senior notes	--	40,000
Repayment of senior notes	(6,000)	(6,000)
Deferred financing costs	--	(222)
Proceeds from exercise of stock options	289	1,707

Net cash provided by (used in) financing activities	(1,511)	19,105

Effect of exchange rate changes on cash and cash equivalents	198	75

DECREASE IN CASH AND CASH EQUIVALENTS	(947)	(11,135)
CASH AND CASH EQUIVALENTS, beginning of period	3,431	14,494

CASH AND CASH EQUIVALENTS, end of period	$2,484	$3,359

LADISH CO., INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2007 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	September 30, 2007	December 31, 2006
Raw material and supplies	$43,944	$39,940
Work-in-process and finished goods	79,253	72,195
Less progress payments	(4,174)	(5,399)

Total inventories	$119,023	$106,736

(3)	Interest and Income Tax Payments

	For the Nine Months Ended September 30,
	2007	2006
Interest paid	$1,745	$2,396
Income taxes paid	9,401	661

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $4,774 and $3,872 as of September 30, 2007 and December 31, 2006, respectively.

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

The year-to-date tax provisions for 2007 and 2006 are based on annualized combined federal, state and foreign effective tax rates of 37.4% and 35.3%, respectively. The principal difference, if any, from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Extra-Territorial Income (“ETI”) exclusion related to export sales in 2006 and the Domestic Production Activities deduction in 2007.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the nine-month periods ended September 30, 2007 and 2006 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service cost	$656	$677	$112	$89
Interest cost	8,450	8,491	1,520	1,594
Expected return on plan assets	(11,647)	(10,856)	--	--
Amortization of prior service cost	311	320	11	--
Amortization of the net loss	2,822	3,236	14	95

Net periodic benefit cost	$592	$1,868	$1,657	$1,778

Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $12,892 to its pension plans in 2007. As of September 30, 2007, the Company has made $11,175 of contributions to the pension plans versus $5,474 during the same period in 2006. $11,124 of contributions in the first nine months of 2007 consisted of 300,000 shares of common stock of the Company which were added to the pension plans on January 3, 2007 and $51 of cash contributions were added in the nine-month period ending September 30, 2007. The Company currently estimates its total contributions to its pension plans in 2007 will be $11,797.

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

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 28, 2006. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At September 30, 2007, there were $6,300 of borrowings under the Facility and $28,700 was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’ Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the nine months ended September 30, 2007. As of September 30, 2007, 32,336 options granted under the Plan remain outstanding and exercisable. During the first nine months of 2007, 33,500 options were exercised (for cash of $289) and shares were issued from Treasury Stock.

(11)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, six asbestos cases in Illinois and one asbestos case in California. As of the date of this filing, the Company has been dismissed from a majority of the cases in Mississippi and five of the cases in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.

(12)	New Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006. For the nine-month period ending September 30, 2007, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made for the adoption of FASB Interpretation No. 48.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)

RESULTS OF OPERATIONS

Third Quarter 2007 Compared to Third Quarter 2006

Net sales for the three months ended September 30, 2007 were $105,027 compared to $90,664 for the same period in 2006. The 15.8% increase in net sales for the third quarter of 2007 versus 2006 was due to growth in all markets served by the Company along with the pass through to net sales of the increase in costs for the raw materials utilized by the Company. Gross profit for the third quarter of 2007 decreased to 14.4% of net sales in contrast to 16.8% of net sales in the third quarter of 2006 primarily as a result of the increased raw material costs in the quarter which resulted in raw material being a higher percentage of net sales in the third quarter of 2007 in comparison to the same period in 2006 and thereby decreasing gross profit as a percent of net sales. In addition, gross profits for the third quarter of 2007 were negatively impacted by reduced by-product sales.

Selling, general and administrative expenses, as a percentage of net sales, were 3.9% for the third quarter of 2007 compared to 5.1% for the same period in 2006. The decrease in SG&A expenses between the periods was attributable to the Company’s transition to using internal staffing for international sales, partially offset by an increased provision for incentive compensation.

Interest expense for the third quarter of 2007 was $572 in contrast to $980 for the same period in 2006. The lower interest expense in 2007 is due primarily to increased capitalization of interest expense on capital projects and reduced level of debt. During the third quarter of 2007, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. Series A and Series B senior notes bore interest at the rate of 7.19% and 6.14%, respectively, per annum. The Company had $6,300 of borrowings under the revolving line of credit facility and had $46,000 of senior notes outstanding at the end of the third quarter of 2007.

The 2007 and 2006 third quarter income tax provisions are based on effective tax rates of 37.9% and 32.6%, respectively. At December 31, 2006, the Company has $4,429 of net operating loss (“NOL”) carryforwards which reduce current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the third quarter of 2007 was $6,479, approximately the same as the third quarter of 2006. Profitability, as a percentage of net sales, declined in the period due to the higher raw material prices in 2007 resulting in raw material being a higher percentage of net sales. The Company’s contract backlog at September 30, 2007 was $574,506 as the Company received $136,243 of new orders in the third quarter of 2007, in comparison to backlogs of $558,702 and $499,764 at September 30, 2006 and December 31, 2006, respectively, and $123,666 of new orders in the third quarter of 2006.

First Nine Months 2007 Compared to First Nine Months 2006

During the first nine months of 2007, the Company had $316,287 of net sales in contrast to $275,843 of net sales in the comparable period in 2006. This 14.7% increase in net sales is attributable to the strength of the jet engine, aerospace and industrial markets served by the Company and to higher prices for the raw materials which are passed through to the net sales prices by the Company. Gross profits in the first nine months of 2007 were $50,740 or 16.0% of sales. During the same period of 2006, gross profits were $51,809 or 18.8% of sales. The decline in gross profits, as a percentage of sales, is due to the equipment issues the Company faced in the first quarter of 2007 along with significantly higher raw material prices in 2007.

The Company incurred $12,145 of SG&A expenses in the first nine months of 2007 at a rate of 3.8% of net sales. In the same period of 2006, the Company had $13,721 of SG&A expenses, or 5.0% of net sales. The decrease in SG&A expenses, as a percentage of sales, resulted from a switch to internal staffing for international sales and a continued focus on cost controls.

Interest expense for the first nine months of the year was $2,078 in comparison to $2,639 in the same period of 2006. The decrease is due primarily to increased capitalization of interest expense on capital projects.

The Company used an annualized effective tax rate of 37.4% for the first nine months of 2007. For the same period in 2006, the Company used an annualized effective tax rate of 35.3%. The difference from the federal statutory rate of 35% is due primarily to the impact of state income taxes offset by the lower income tax rate for the Company’s subsidiary in Poland and the benefit of the ETI exclusion related to export sales in 2006 and the Domestic Production Activities deduction in 2007. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

For the first nine months of 2007, the Company had $23,008 of net income, or $1.58 of income per share on a fully diluted basis. During the first nine months of 2006, net income was $22,547, or $1.59 per share on a fully diluted basis.

Liquidity and Capital Resources

The Company’s cash position as of September 30, 2007 is $947 less than its position at December 31, 2006. For the first nine months of 2007, the Company generated $25,914 of cash from operating activities in contrast to using $17,605 of cash for operations in the same period of 2006. The Company expended $25,766 and $9,389 of cash on capital expenditures in the first three quarters of 2007 and 2006, respectively.

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

In addition, the Company and a syndicate of Lenders have entered into the revolving credit facility which was most recently renewed on April 28, 2006. The revolving credit facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At September 30, 2007, there were $6,300 of borrowings under the revolving credit facility and $28,700 of credit was available pursuant to the terms of the revolving credit facility.

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

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders of the Company during the three-month period ending September 30, 2007.

Item 5. Other Information

On October 30, 2007, the Board of Directors voted to amend its agreement with the President of its Pacific Cast Technologies, Inc. to increase his severance benefit from six months’ to twelve months’ pay in the event of involuntary separation.

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

LADISH CO., INC.
Date: October 31, 2007	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary