Form 10-K
period 2007-12-31
LADISH CO INC
filed 2008-02-22
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-K

_________________

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

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

Yes        No   x

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $623,885,581 as of June 30, 2007.

14,534,467
(Number of Shares of common stock outstanding as of February 18, 2008)

( Continued from cover page )

DOCUMENTS INCORPORATED BY REFERENCE

Documents*	Part of Form 10-K into Which Portions of Documents are Incorporated
Proxy Statement for 2008 Annual	Part III, Item 10.	Directors and Executive Officers of the
Meeting of Stockholders		Registrant
	Part III, Item 11.	Executive Compensation
	Part III, Item 12.	Security Ownership of Certain Beneficial
Owners and Management
	Part III, Item 13.	Certain Relationships and Related
Transactions
	Part III, Item 14.	Principal Accountant Fees and Services

* Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

PART 1

Item 1. Business

General

Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 80% of the Company’s 2007 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 25% of the Company’s 2007 billings were derived from sales, directly or through prime contractors, under United States government contracts or under contracts with allies of the United States government, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.

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

	Years Ended December 31,
	2005		2006		2007
	(Dollars in millions)
Jet Engine Components	$185	69%	$231	62%	$238	56%
Aerospace Components	54	20%	69	19%	102	24%
General Industrial Components	28	11%	69	19%	85	20%

Total	$267	100%	$369	100%	$425	100%

Manufacturing

Ladish offers one of the most complete ranges of forging, investment casting and precision machining services in the world. The Company employs all major forging processes, including open and closed-die hammer and press forgings, as well as ring-rolling, and also produces near-net shape aerospace components through isothermal forging and hot-die forging techniques. Closed-die forging involves hammering or pressing heated metal into the required shape and size by utilizing machined impressions in specially prepared dies which exert three-dimensional control on the heated metal. Open-die forging involves the hammering or pressing of metal into the required shape without such three-dimensional control, and ring-rolling involves rotating heated metal rings through presses to produce the desired shape. Investment casting involves the creation of precise wax molds which are dipped, autoclaved and cast to create near-net components for the aerospace industry. The Company’s precision machining services focus on the milling and turning of components for the aerospace industry.

Much of the Company’s business is capital intensive, requiring large and sophisticated forging, casting, machining and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer, isothermal press and ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish’s 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Ladish is in the process of installing a new 12,500-ton isothermal press which is expected to be operational in 2008. Much of the domestic forging equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

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

Customers

The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 52%, 50% and 50% of the Company’s revenues in 2005, 2006 and 2007, respectively. Net sales to Rolls-Royce were 28%, 28% and 28%, United Technologies 14%, 14% and 15% and General Electric 10%, 8% and 7% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s net sales.

Caterpillar, Volvo, Techspace Aero and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.

U.S. exports accounted for approximately 53%, 51% and 49% of total Company net sales in 2005, 2006 and 2007, respectively. U.S. exports to England constituted approximately 26%, 28% and 29%, respectively in the above years, of total Company net sales.

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

Research and Development

The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $4.0 million, $3.2 million and $2.9 million on applied research and development work during 2005, 2006 and 2007, respectively. Customers reimbursed the Company for $1.4 million, $1.6 million and $1.2 million of research and development expenses in 2005, 2006 and 2007, respectively.

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

Raw Materials

Raw materials used by the Company in its metal components include alloys of titanium, nickel, steel, aluminum, tungsten and other high temperature alloys. The major portion of metal requirements for forged products are purchased from major metal suppliers producing forging quality material as needed to fill customer orders. The Company has two or more sources of supply for all significant raw materials, with the exception of certain nickel-based powder alloys where the Company is currently dependent upon a single source of supply.

The titanium and nickel-based superalloys used by the Company have a relatively high dollar value. Accordingly, the Company recovers and recycles scrap materials such as machine turnings, forging flash, solids and test pieces (“by-products”). The proceeds from the disposition of by-products are taken as a reduction to the Company’s cost of goods and are not treated as a part of net sales.

The Company’s most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Carpenter Technology, Special Metals Corporation and Allegheny Technologies. Its principal suppliers of titanium alloys are Titanium Metals Corporation of America, Allegheny Technologies and RTI International. The Company typically has fixed-price contracts with its suppliers.

In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management which have reduced overall lead times and the total cost of raw materials. However, with the upturn in demand in the markets served by the Company in 2006 and 2007 which is expected to continue in 2008, raw material lead times have been extended and prices have increased. The Company attempts to protect against raw material price escalation by passing those price increases directly to the Company’s customers.

Energy

The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company’s 2007 results and are likely to have a similar effect in 2008. Although the Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, the level of price fluctuation and lack of availability are not within the control of the Company.

Backlog

The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $457 million, $500 million and $611 million as of December 31, 2005, 2006 and 2007, respectively. New order activity has been strong since 2004 with the Company receiving new orders in excess of net sales for each year in the period of 2004 through 2007. In 2006, the Company received approximately $415 million in new orders and in 2007 the Company received $534 million in new orders as the commercial aerospace market continued to expand and the industrial portion of the Company’s business grew.

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

Employees

As of December 31, 2007, domestically, the Company had approximately 1,270 employees, of whom 960 were engaged in manufacturing functions, 70 in executive and administrative functions, 200 in technical functions, and 40 in sales and sales support. At such date, approximately 650 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. Internationally, the Company had approximately 700 employees in Poland as of December 31, 2007, approximately two-thirds of which are represented by trade unions.

Union	Expiration Date	Number of Employees Represented by Collective Bargaining Agreement
International Association of Machinists & Aerospace	February 26, 2012	254
Workers, Local 1862
International Brotherhood of Boilermakers, Iron Ship	October 1, 2012	195
Builders, Blacksmiths, Forgers & Helpers,
Subordinate Lodge 1509
International Federation of Professional & Technical	August 19, 2012	103
Engineers, Technical Group, Local 92
International Association of Machinists & Aerospace	March 26, 2012	54
Workers, Die Sinkers, Local 140
Office & Professional Employees International Union,	July 15, 2013	24
Clerical Group, Local 35
International Brotherhood of Electrical Workers, Local	November 11, 2012	18
662
Service Employees International, Local 1	April 22, 2012	4

Executive Officers of the Company

Name	Age	Position
Kerry L. Woody	56	President & CEO and Director
Wayne E. Larsen	53	Vice President Law/Finance & Secretary
Lawrence C. Hammond	60	Vice President, Human Resources
Gary J. Vroman	48	President - Ladish Forging, LLC (“Forging”)
Randy B. Turner	58	President - Pacific Cast Technologies, Inc. (“PCT”)
John Delaney	58	President - Stowe Machine Co., Inc. (“Stowe”)
Robert C. Miller	57	President - Valley Machining, Inc. (“Valley”)
Jozef Burdzy	56	President - Zaklad Kuznia Matrycowa Sp. z o.o. (“ZKM”)

Item 1A. Risk Factors

Cyclicality of the Aerospace and Jet Engine Industries

Substantially all of our revenues are derived from the aerospace and jet engine industries, which are cyclical in nature and subject to changes based on general economic conditions, airline profitability, passenger ridership and international relations. The duration and severity of upturns and downturns in these industries are influenced by a variety of factors, including those set forth herein. Accordingly, they cannot be predicted with any certainty. Historically, orders for new commercial aircraft and related commercial aerospace components have been driven by the operating profits or losses of commercial airlines. Purchases by customers in the military aerospace sector are dependent upon defense budgets. Events adversely affecting the airline industry, such as cyclical overcapacity and inability to maintain profitable fare structures, would likely have a material adverse effect on our financial condition and results of operations.

Reduction in Government Spending

Since 2002, approximately one-quarter of our revenues have been derived from the government-sponsored aerospace industry, an industry that is dependent upon government budgets and, in particular, the United States government budget. There can be no assurance that U.S. defense and space budgets and the related demand for defense and space equipment will continue or that sales of defense and space equipment to foreign governments will continue at present levels.

Competition

The sale of metal components for the aerospace, jet engine and industrial markets is highly competitive. Many products we manufacture are readily interchangeable with the products manufactured by our competitors. Many of our products are sold under long-term contracts which are bid upon by several suppliers. Our principal competitor, Precision Castparts Corp. (“PCC”), is a substantially larger business and has greater financial resources. In 2006, PCC purchased one of our larger suppliers of nickel-based alloys, Special Metals Corporation. Currently, the Company is dependent upon PCC as its sole source of supply for certain nickel-based powder alloys.

Reliance on Major Customers

Our three largest customers accounted for approximately 52%, 50% and 50% of our revenues in 2005, 2006 and 2007, respectively. Because of the small number of customers for some of our principal products, those customers exercise significant influence over our prices and other terms of trade. The loss of any of our largest customers could have a material adverse effect on our financial condition and results of operations.

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

Labor Contracts

Approximately 51% of our domestic employees are represented by seven collective bargaining units. Contracts were historically renegotiated every three years with each union. Six of the unions in 2006 and one union in 2007 entered into six-year agreements with the Company. While we do not expect that work stoppages will arise in connection with the renewal of labor agreements expiring in the foreseeable future, no assurance can be given that work stoppages will not occur. An extended or widespread work stoppage could have a material adverse effect on our results of operations.

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

We have several pension plans, most of which are underfunded. The aggregate actuarially determined liability recorded for these pension plans on the balance sheet at December 31, 2007 was approximately $30.5 million.

The actuarially determined liability recorded for postretirement health care and life insurance benefits on the balance sheet at December 31, 2007 was approximately $35.5 million on an actuarial basis and will be paid as incurred.

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

Net Operating Loss Carryforwards

At December 31, 2007, domestically, we had approximately $2.1 million of net operating loss (“NOL”) carryforwards for federal income tax purposes which expire on December 31, 2008. To the extent we generate taxable income, these NOL carryforwards will reduce our federal income tax payments in 2008 and therefore increase our after-tax cash flow. Should we fail to generate sufficient taxable income to utilize the NOL carryforwards, we will be forced to recognize a loss for the unused portion of the NOL carryforward.

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

Risks Associated with International Operations

We purchase products from and supply products to businesses located outside of the United States. In fiscal 2007, approximately 61% of our total sales were attributable to non-U.S. customers. A number of risks inherent in international business could have a material adverse effect on our future results of operations, including:

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

Item 1B. Unresolved Staff Comments

The Company has no unresolved comments from the Commission staff.

Item 2. Properties

The following table sets forth the location and size of the Company’s five facilities:

	Approximate Acreage	Approximate Square Footage
Forging - Cudahy, Wisconsin	140.0	1,650,000
Stowe - Windsor, Connecticut	8.2	40,000
PCT - Albany, Oregon	14.0	110,000
Valley - Coon Valley, Wisconsin	3.0	40,000
ZKM - Stalowa Wola, Poland	70.0	820,000

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

Item 3. Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, six asbestos cases in Illinois and one case in California. As of December 31, 2007, the Company has been dismissed from 3,839 of 3,866 claims in Mississippi and 5 of 6 claims in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.

The Company is participating in an investigation initiated by U.S. Customs & Border Protection (“Customs”) into duty drawback claims filed on behalf of the Company by its former export agent. The Company is cooperating with Customs in this investigation and has voluntarily suspended its duty drawback claims. Based upon its internal investigation, the Company believes any errors or omissions with respect to its filings were solely attributable to its former export agent. The Company intends to continue to cooperate with Customs in resolving this matter. The Company has not made any provision in its financial statements for the Customs investigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.

The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2005, 2006 and 2007. At December 31, 2007 there were an estimated 2,500 beneficial holders of the Company’s common stock.

	Year Ended December 31, 2005		Year Ended December 31, 2006		Year Ended December 31, 2007
	High	Low	High	Low	High	Low
First quarter	$12.35	$10.40	$29.00	$21.96	$44.40	$35.08
Second quarter	$12.36	$ 9.96	$41.00	$27.42	$44.39	$37.22
Third quarter	$18.14	$ 9.99	$38.60	$27.36	$56.21	$40.96
Fourth quarter	$22.52	$17.80	$37.08	$27.72	$59.30	$40.03

The Company has not paid cash dividends and currently intends to retain all its earnings to reduce debt and to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

TOTAL SHAREHOLDER RETURN

The following graph compares the period percentage change in Ladish’s cumulative total shareholder return on its common stock, assuming dividend reinvestment, with the cumulative total return of (i) the Russell 2000 Small Cap Index, and (ii) a peer group from the Company’s industry, for the period of December 31, 2002 to December 31, 2007. The Company’s peer group is comprised of Precision Castparts Corp., Allegheny Technologies Inc., Titanium Metals Corporation and SIFCO Industries, Inc.

	Dec-31-02	Dec-31-03	Dec-31-04	Dec-31-05	Dec-31-06	Dec-31-07
Ladish	8.06	8.12	11.60	22.35	37.08	43.19

Russell 2000	383.09	556.91	651.57	673.22	796.89	765.90

Industry Peers	8.70	16.99	26.29	67.53	73.05	86.93

Item 6. Selected Financial Data

The selected financial data of the Company for each of the last five fiscal years are set forth below.

The data below should be read in conjunction with the Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	(Dollars in millions, except earnings per share)
INCOME STATEMENT DATA	2003	2004	2005	2006	2007
Net sales	$179.927	$208.707	$266.841	$369.290	$424.631
Income from operations	1.204	7.755	23.847	48.960	52.319
Interest expense	2.217	2.125	2.072	3.548	2.528
Net income	.019	3.754	13.715	28.481	32.288
Basic earnings per share	0.00	0.28	1.00	2.01	2.22
Diluted earnings per share	0.00	0.28	0.98	2.00	2.22
Dividends paid	--	--	--	--	--
Shares used to compute earnings per share
Basic	13,023,393	13,285,582	13,781,586	14,136,946	14,516,120
Diluted	13,057,703	13,387,911	13,931,539	14,205,641	14,550,258

	December 31,
BALANCE SHEET DATA	2003	2004	2005	2006	2007
Total assets	$216.642	$223.387	$296.029	$328.606	$381.451
Net working capital	55.395	56.752	71.116	123.764	130.855
Total debt	30.000	24.000	45.000	54.100	53.500
Stockholders’ equity	116.723	122.424	117.469	152.670	201.554

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Year 2007 represented another successful one for Ladish as its net sales grew by $55 million or 15% and net earnings grew by $3.8 million or 13%. Equally important, 2007 set the stage for future growth and improvement as the Company experienced record new orders of $534 million during the year which culminated in a year-end contract backlog of $611 million. All of the Company’s business units exceeded the internal expectations for annual performance and improvements.

Although 2007 reflected significant improvement on an annual basis, in typical Ladish fashion, it did not occur on a smooth, linear basis throughout the year. The Company faced several challenges in the first fiscal quarter with unanticipated equipment failures. Most importantly, the world’s largest counterblow hammer at the Forging facility had a component failure and was out of service for most of the quarter. The equipment challenges in the first quarter negatively impacted sales in the area of $10 million with a corresponding effect on profitability. The results rebounded in the second fiscal quarter as the Company was able to recover from missed opportunities in the first quarter and increase quarterly sales by approximately $16 million and net earnings by nearly $5 million. Throughout 2007, raw material availability and pricing presented a challenge to the Company. The issue came to the forefront in the third quarter as the Company missed approximately $4 million in sales due to the insufficient supply of one grade of high-temperature alloy. In addition, the third quarter results were also negatively impacted by the volatility of the metals by-product market. The Company recycles its metal by-products and utilizes the proceeds to offset cost of goods. Again, in the fourth quarter the Company’s net sales and profitability expanded from the prior quarter with a $3.3 million increase in net sales and $2.8 million growth in net earnings.

All of the key raw materials utilized by Ladish were subject to significant price fluctuation in 2007. For 2007 and beyond, Ladish has taken steps to assure those escalating costs are passed through to its customers. The increase in raw material pricing does have a negative impact on cost of goods as a percentage of sales and Ladish has continued to focus on productivity improvements to offset that trend. The increasing raw material pricing combined with the sales growth has caused a growth in working capital. As of December 31, 2007, inventory was $118.2 million, an $11.5 million increase from the beginning of the year, and accounts receivable grew $6.1 million by year-end 2007. Ladish funded this growth with cash generated from operations and its Facility.

Year 2007 also was the beginning of an organic expansion of capacity throughout Ladish. The installation of a new 12,500-ton isothermal forging press at Forging is underway and should be operational by mid 2008. A new melting furnace and plant expansion was announced and initiated at PCT to increase investment casting capacity. In addition, an additional titanium investment casting facility in Mexico was also announced. ZKM and Valley are the recipients of added machining facilities to better enable both operations to serve the aerospace industry. In order to add this additional capacity to serve the needs of its customer base, Ladish expended approximately $38.1 million on capital expenditures in 2007 and expects a similar commitment in 2008. These projects have been funded to date by operating cash flow and through its Facility.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales for 2007 were $424.6 million in comparison to $369.3 million of net sales in fiscal 2006. The 15% year-over-year increase in net sales was attributable to a 3% sales increase in jet engine components, a 48% sales increase in aerospace components and a 23% sales increase in industrial components. For 2007, all of the markets served by the Company showed continued strength and high demand for the products manufactured by the Company. Cost of sales was 84% of net sales in 2007 in contrast to 82% of net sales in 2006. The higher cost of sales in 2007 is attributed to higher raw material costs in 2007.

SG&A expense for fiscal 2007 was $16.7 million, or 3.9% of net sales. In 2006, SG&A expense was $18.2 million, or 4.9% of net sales. The reduction in SG&A expense, both in total dollars and as a percentage of net sales, is due to the Company using internal staffing for international sales, a reduction in professional fees and a continued cost reduction effort.

Interest expense in 2007 was $2.5 million in comparison to $3.5 million in 2006. The reduction in interest expense in 2007 was due to lower debt levels and the capitalization of that portion of interest associated with capital projects at the Company. The following table reflects the Company’s treatment of interest for the years 2006 and 2007:

(Dollars in millions)	2006	2007
Interest expensed	$3.548	$2.528
Interest capitalized	0.091	0.795

Total	$3.639	$3.323

For 2007, the Company had $50.2 million of pretax income, a 12% increase over the $44.7 million of pretax income earned by the Company in 2006. The rise in pretax income is attributable to the increased volume of net sales in 2007, operating efficiencies and a more profitable mix of product in 2007.

The Company recognized a tax expense of $17.8 million in 2007 for federal, state and foreign taxes. The 35.5% effective tax rate in 2007 is a decrease from the 35.9% effective tax rate used for 2006. The rate decrease in 2007 was a reflection of the Company reversing a valuation allowance at ZKM and recognizing a tax asset in 2007.

Net income for 2007 was $32.3 million, or $2.22 per share on a fully-diluted basis, in comparison to $28.5 million, or $2.00 per share on a fully-diluted basis, of net income in 2006. The growth of net income comes from higher net sales, operating efficiencies and product mix along with a slightly lower effective tax rate in 2007.

New orders of $534 million were booked by the Company in 2007 in comparison to $415 million of new orders in 2006. This resulted in the Company ending 2007 with $611 million of contract backlog in comparison to $500 million of contract backlog at the end of 2006. The increase in orders and resulting contract backlog in 2007 is a reflection of the overall strength in all three of the primary markets served by the Company.

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

Liquidity and Capital Resources

The Company’s cash position as of December 31, 2007 is $2.5 million more than its position at December 31, 2006. The 2007 increase in cash is due to improved cash flow from operations partially offset by increases in inventory and receivables along with $38.1 million in capital expenditures and $6 million of debt repayment. Cash flow from operations in 2007 was $40.1 million greater than cash flow from operations in 2006 due to improved profitability and working capital management.

On July 20, 2001, the Company sold $30 million of Series A Notes in a private placement to certain institutional investors. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6 million annually were made on July 20, 2004, 2005, 2006 and 2007.

On May 16, 2006, the Company sold $40 million of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

In addition, the Company and a syndicate of lenders have entered into a $35 million revolving line of credit (the “Facility”) which was most recently renewed on April 28, 2007. The Facility bears interest at a rate of LIBOR plus 1.25%. At December 31, 2007, there were $7.5 million of borrowings under the Facility and $27.5 million of credit was available pursuant to the terms of the Facility.

During the years ending December 31, 2006 and 2007, the Company received $1.707 million and $0.289 million, respectively, from the exercise of employee stock options.

Given the Company’s ability to pass along raw material price increases to its customers, inflation has not had a material effect upon the Company during the period covered by this report. Given the rising demand for the products manufactured by the Company, and the prospects for increases in raw material costs and possible energy cost escalation, the Company cannot determine at this time if there will be any significant impact from inflation in the foreseeable future.

Contractual Obligations Table
(Dollars in Millions)

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Senior Notes (1)	$6.000	$5.715	$11.430	$22.855
Bank Facility	--	--	--	--
Operating Leases	.243	.113	.002	--
Purchase Obligations (2)	65.097	1.668	--	--
Other Long-Term Obligations:
Pensions (3)	10.547	4.896	--	--
Postretirement Benefits (4)	3.765	7.303	6.980	14.799

(1)	The Company expects to fund the payment of long-term debt through the use of cash on hand, cash generated from operations, the reduction of working capital and, if necessary, through access to the Facility.
(2)	The purchase obligations relate primarily to take or pay raw material purchase orders necessary to fulfill the Company’s production backlog for the Company’s products along with take or pay commitments for energy supplies also necessary to fulfill the Company’s production backlog. There are no net settlement provisions under any of these purchase orders nor is there any market for the underlying materials.
(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2008. There are no calculations beyond 2010.
(4)	The Company’s actual cash expenditures for Postretirement Benefits have only been projected out through the year 2017.

Critical Accounting Policies

Deferred Income Taxes

The Company has domestic net operating loss (“NOL”) carryforwards that were generated prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993. These NOLs are available to the Company to reduce future taxable income. Federal NOL carryforwards remaining as of December 31, 2007 total $2.1 million of Pre-Reorganization NOLs. The net realizable value of the related tax benefit of the NOL is approximately $0.9 million as of December 31, 2007.

Pensions

The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. The Company contributed $5.515 million and $11.797 million, respectively, to the Plans in 2006 and 2007. The Company intends to contribute $10.547 million, $2.370 million and $2.526 million to the Plans in 2008, 2009 and 2010, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions, treasury stock contributions and, if necessary, from the Facility. No calculation has been made for payments into the Plans beyond 2010.

The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is on discount rate. For funding purposes, the Company’s independent actuaries assumed an annual long-term rate of return on Plan assets of 8.9% for both 2006 and 2007. For the ten-year period ending December 31, 2007, the Company experienced an annual rate of return on Plan assets of 7.04%.

The Company used a rate of 6.11% for its discount rate assumption for 2007, an increase from the 5.68% rate used for 2006. An increase in the discount rate results in a decrease in the accumulated benefit obligation at the measurement date which may also result in a decrease in the additional minimum pension liability included as a credit to accumulated other comprehensive income. Such an increase also results in an actuarial gain which is amortized to pension expense in accordance with FASB Statement No. 87. A decrease in the discount rate will have the opposite effect in the pension liability and pension expense. The Company bases its discount rate on long maturity AA rated corporate debt securities. The Company cannot predict whether these interest rates will increase or decrease in future years.

The Company cannot predict the level of interest rates in the future and correspondingly cannot predict the future discount rate which will be applied to determine the Company’s projected benefit obligation. As demonstrated in the chart below, relatively small movements in the discount rate, up or down, can have a significant impact on the Company’s projected benefit obligation under the Plans.

Projected Plan Benefit Obligation as of December 31, 2007 (Dollars in Millions)
At 5.86% discount rate	$209.129
At 6.11% discount rate	$204.496
At 6.35% discount rate	$200.045

Nor can the Company predict with any certainty what the actual rate of return will be for the Plans’ assets. As demonstrated in the chart below, a modest change in the presumed rate of return on the Plans’ assets will have a material impact upon the actual net periodic cost for the Plans.

Net Periodic Cost for Year Ending December 31, 2008 (Dollars in Millions)
8.65% expected return	$1.649
8.90% expected return	$1.207
9.15% expected return	$0.765

Goodwill

Goodwill of $8.9 million, included in other assets on the Company’s balance sheets, represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. It is an asset with an indefinite life and therefore is not amortized to expense. The Company’s assessment of fair value takes into account a number of factors including EBITDA multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. The Company tests the goodwill for impairment at least annually by fair value impairment testing. No impairments were recognized in 2006 or 2007. Should goodwill become impaired in the future, the amount of impairment will be charged to SG & A expense.

New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment,” on October 1, 2005. Because the Company has no unvested options, adoption had no material effect on its financial position or results of operations for the year ended December 31, 2006 or 2007.

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

FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be reflected as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there was no effect on its financial position and results of operations for the years ended December 31, 2006 and 2007.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 becomes effective for fiscal years beginning after December 15, 2006. Therefore, this Interpretation is effective for the Company for the year ending December 31, 2007. At this time, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Grant Thornton LLP have been the auditors of the financial statements of the Company for the fiscal year ended December 31, 2007. It is anticipated that representatives of Grant Thornton LLP will be present at the 2008 Annual Meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions raised at the 2008 Annual Meeting or submitted to them in writing before the 2008 Annual Meeting.

KPMG LLP were the auditors of the financial statements of the Company for the fiscal years ended December 31, 2005 and 2006.

Grant Thornton LLP has informed the Company that it does not have any direct financial interest in the Company and that it has not had any direct connection with the Company in the capacity of promoter, underwriter, director, officer or employee.

As is customary, auditors for the fiscal year ending December 31, 2008 will be appointed by the Audit Committee and ratified by the stockholders and by the Board of Directors at their meeting immediately following the 2008 Annual Meeting.

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

Under the direction of the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2007, management believes that the Company’s internal controls over financial reporting are operating effectively.

Item 9B. Other Information

The Company has no other information to report at this time.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Ladish Co., Inc.

We have audited Ladish Co., Inc.‘s (a Wisconsin Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ladish Co., Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ladish Co., Inc.‘s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ladish Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ladish Co., Inc. and subsidiaries as of December 31, 2007, and the related statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated February 18, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Milwaukee, Wisconsin
February 18, 2008

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information called for by this Item is incorporated herein by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Independent/Nominating Committee” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	66
James C. Hill	59
Leon A. Kranz	68
J. Robert Peart	45
John W. Splude	62
Kerry L. Woody	56

Other information required by Item 401 of Regulation S-K is as follows:

Lawrence W. Bianchi, 66. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG LLP. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner LLP. Mr. Bianchi’s principal occupation is investments.

Jozef Burdzy, 56. Mr. Burdzy has served as President and Managing Director of ZKM since November 2005. Prior to that time, he served as Development and Technical Director. He has been with ZKM since 1977. Mr. Burdzy holds a M.S. Degree in Metallurgical Engineering from AGH University of Science and Technology in Krakow, Poland.

John Delaney, 58. Mr. Delaney has been President of Stowe since April 2006. Prior to that period, Mr. Delaney served as General Sales Manager at Stowe. He has a B.A. in Economics from St. Anselm College and a M.B.A. from Rensselaer Polytechnic Institute.

Lawrence C. Hammond, 60. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.

James C. Hill, 59. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997.

Leon A. Kranz, 68. Director since 2001. Mr. Kranz was formerly President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he held for more than ten years.

Robert C. Miller, 57. Mr. Miller has served as President of Valley since 1995. Prior to that time he had been the Inspection Coordinator/Level III NDT at Machine Products Inc.

Wayne E. Larsen, 53. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges, the South Shore YMCA of Milwaukee and serves on the Advisory Board of U.S. Bank-Wisconsin. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.

J. Robert Peart, 45. Director since 2003. Mr. Peart is Managing Director for Guggenheim Aviation Partners, LLC, a private investment concern since 2004. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern.

John W. Splude, 62. Director since 2004. Mr. Splude is Chairman and Chief Executive Officer of HK Systems, Inc., an automated material handling and logistics software provider, a position he has held for over ten years. He is also a Director of Gehl Company and Superior Die Cast, a regent of Milwaukee School of Engineering, serves on the Advisory Board of U.S. Bank-Wisconsin and is a director of Ministry Health Care.

Randy B. Turner, 58. Mr. Turner has served as President of PCT since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.

Gary J. Vroman, 48. Mr. Vroman has served as President of Forging since January 1, 2008. Prior to that time, he was Vice President, Sales and Marketing of Forging since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.

Kerry L. Woody, 56. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a regent of the Milwaukee School of Engineering. Mr. Woody has a B.S. in Engineering from Milliken University.

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

Item 11. Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Executive Compensation and Other Matters,” “The Stock Option Plan,” “Pension Benefits,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Stock Option Committee Report” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this Item is incorporated herein by reference to the sections entitled “Voting Securities and Stockholders” and “The Stock Option Plan” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by this Item is incorporated herein by reference to the section entitled “Certain Relationships” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by this Item is incorporated by reference to the section entitled “Audit Committee” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

LADISH CO., INC.
By: /s/ Wayne E. Larsen
Wayne E. Larsen
February 18, 2008	Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry L. Woody	President and Chief Executive Officer	February 18, 2008
Kerry L. Woody	(Principal Executive Officer),
Director
/s/ Wayne E. Larsen	Vice President Law/Finance &	February 18, 2008
Wayne E. Larsen	Secretary (Principal Financial and
Accounting Officer)
/s/ Lawrence W. Bianchi	Director	February 12, 2008
Lawrence W. Bianchi
/s/ James C. Hill	Director	February 16, 2008
James C. Hill
/s/ Leon A. Kranz	Director	February 11, 2008
Leon A. Kranz
/s/ J. Robert Peart	Director	February 14, 2008
J. Robert Peart
/s/ John W. Splude	Director	February 15 2008
John W. Splude

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm for 2007	F-3
Report of Independent Registered Public Accounting Firm for 2005 and 2006	F-4
Consolidated Balance Sheets as of
December 31, 2006 and 2007	F-5
Consolidated Statements of Operations for the
years ended December 31, 2005, 2006 and 2007	F-7
Consolidated Statements of Stockholders’ Equity for the
years ended December 31, 2005, 2006 and 2007	F-8
Consolidated Statements of Cash Flows for the
years ended December 31, 2005, 2006 and 2007	F-9
Notes to Consolidated Financial Statements	F-10

THIS PAGE INTENTIONALLY LEFT BLANK

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Ladish Co., Inc.

We have audited the accompanying consolidated balance sheet of Ladish Co., Inc. (a Wisconsin Corporation) and subsidiaries, collectively the “Company”, as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ladish Co., Inc.‘s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Milwaukee, Wisconsin
February 18, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Ladish Co., Inc.:

We have audited the accompanying consolidated balance sheet of Ladish Co., Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, as of December 31, 2006.

/s/ KPMG LLP

KPMG LLP
Milwaukee, Wisconsin
March 2, 2007

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2006 and 2007
(Dollars in Thousands Except Per Share Data)

Assets	2006	2007
Current Assets:
Cash and Cash Equivalents	$3,431	$5,952
Accounts Receivable, Less Allowance of $126 and $88	69,144	75,226
Inventories	106,736	118,187
Deferred Income Taxes	2,777	4,590
Prepaid Expenses and Other Current Assets	1,665	1,800

Total Current Assets	183,753	205,755
Property, Plant and Equipment:
Land and Improvements	5,856	6,184
Buildings and Improvements	50,628	55,237
Machinery and Equipment	177,347	193,783
Construction in Progress	12,755	31,516

	246,586	286,720
Less Accumulated Depreciation	(134,490)	(142,610)

Net Property, Plant and Equipment	112,096	144,110
Deferred Income Taxes	22,811	16,722
Other Assets	9,946	14,864

Total Assets	$328,606	$381,451

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Balance Sheets
December 31, 2006 and 2007
(Dollars in Thousands Except Per Share Data)

Liabilities and Stockholders’ Equity	2006	2007
Current Liabilities:
Accounts Payable	$32,933	$42,116
Senior Bank Debt	2,100	7,500
Senior Notes	6,000	6,000
Accrued Liabilities:
Pensions	213	243
Postretirement Benefits	4,081	3,765
Wages and Salaries	4,600	5,285
Taxes, Other Than Income Taxes	260	279
Interest	722	523
Profit Sharing	2,882	3,273
Paid Progress Billings	36	503
Other	6,162	5,413

Total Current Liabilities	59,989	74,900
Noncurrent Liabilities:
Senior Notes	46,000	40,000
Pensions	30,291	24,655
Postretirement Benefits	33,710	31,689
Officers' Deferred Compensation	5,006	5,586
Minority Interest in Equity of Subsidiary	635	497
Other Noncurrent Liabilities	305	2,570

Total Liabilities	175,936	179,897
Stockholders’ Equity:
Common Stock-Authorized 100,000,000, Issued
14,605,591 Shares at Each Date of $.01 Par Value	146	146
Additional Paid-In Capital	115,688	125,158
Retained Earnings	74,791	107,079
Treasury Stock, 404,624 and 71,124 Shares, Respectively of
Common Stock at Cost	(2,962)	(521)
Accumulated Other Comprehensive Loss	(34,993)	(30,308)

Total Stockholders’ Equity	152,670	201,554

Total Liabilities and Stockholders’ Equity	$328,606	$381,451

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2005	2006	2007
Net Sales	$266,841	$369,290	$424,631
Cost of Sales	230,807	302,123	355,628

Gross Profit	36,034	67,167	69,003
Selling, General and Administrative Expenses	12,187	18,207	16,684

Income from Operations	23,847	48,960	52,319
Other (Income) Expense:
Interest Expense	2,072	3,548	2,528
Other, Net	(101)	718	(363)

Income Before Income Tax Provision and
Minority Interest	21,876	44,694	50,154
Income Tax Provision	8,124	16,034	17,798
Minority Interest in Net Earnings of Subsidiary	37	179	68

Net Income	$13,715	$28,481	$32,288

Earnings Per Share:
Basic	$1.00	$2.01	$2.22
Diluted	$0.98	$2.00	$2.22

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands Except Share Data)

	Common Stock		Additional		Treasury	Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Stock, at Cost	Comprehensive Income (Loss)	Total
Balance, December 31, 2004	14,573,515	$146	$111,078	$33,379	$(6,675)	$(15,504)	$122,424
Comprehensive Net Income (Loss):
Net Income	--	--	--	13,715	--	--	13,715
Foreign Currency Translation
Adjustments	--	--	--	--	--	531	531
Minimum Pension Liability
Adjustment (Net of $15,978
Deferred Tax Benefit)	--	--	--	--	--	(23,968)	(23,968)

Comprehensive Loss	(9,722)
Issuance of Common Stock	--	--	177	(61)	2,337	--	2,453
Exercise of Warrants	32,076	--	38	--	--	--	38
Tax Effect Related to Stock
Options	--	--	687	--	--	--	687
Compensation Expense Related to
Stock Options	--	--	1,589	--	--	--	1,589

Balance, December 31, 2005	14,605,591	146	113,569	47,033	(4,338)	(38,941)	117,469
Comprehensive Net Income:
Net Income	--	--	--	28,481	--	--	28,481
Other Comprehensive Income:
Foreign Currency Translation
Adjustments	--	--	--	--	--	2,453	2,453
Minimum Pension Liability
Adjustment (Net of $4,900
Deferred Tax Expense)	--	--	--	--	--	7,352	7,352

Comprehensive Income	38,286
Issuance of Common Stock	--	--	331	--	1,376	--	1,707
Tax Effect Related to Stock
Options	--	--	1,788	--	--	--	1,788
Initial Application of FASB
Statement No. 158 (Net of
$3,904 Deferred Tax Benefit)	--	--	--	--	--	(5,857)	(5,857)
Effects of Changing Pension &
Postretirement Plan Measurement
Date Pursuant to FASB Statement
No. 158
Service Cost, Interest Cost &
Expected Return on Plan
Assets for October 1 -
December 31, 2005,
Net of Tax
Amortization of Prior Service	--	--	--	7	--	--	7
Cost for October 1 -
December 31, 2005,
Net of Tax	--	--	--	(730)	--	--	(730)

Balance, December 31, 2006	14,605,591	146	115,688	74,791	(2,962)	(34,993)	152,670
Comprehensive Net Income (Loss):
Net Income	--	--	--	32,288	--	--	32,288
Other Comprehensive Income:
Foreign Currency Translation
Adjustments	--	--	--	--	--	6,139	6,139
OCI Adjustment for Pension &
Postretirement Plans, Net of Tax
of $969	--	--	--	--	--	(1,454)	(1,454)

Comprehensive Income	36,973
Issuance of Common Stock	--	--	8,972	--	2,441	--	11,413
Tax Effect Related to Stock	--	--	498	--	--	--	498
Options

Balance, December 31, 2007	14,605,591	$146	$125,158	$107,079	$(521)	$(30,308)	$201,554

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2005	2006	2007
Cash Flows from Operating Activities:
Net Income	$13,715	$28,481	$32,288
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In)
Operating Activities:
Depreciation	9,297	10,159	11,134
Charge in Lieu of Taxes Related to Goodwill	39	40	39
Deferred Income Taxes	8,065	14,952	4,957
Non-Cash Compensation Related to Stock Options	1,589	--	--
Minority Interest in Net Earnings of Subsidiary	37	179	68
Loss (Gain) on Disposal of Property, Plant and Equipment	144	307	(443)
Changes in Assets and Liabilities, Net of Acquired Businesses:
Accounts Receivable	(1,835)	(16,618)	(4,161)
Inventories	(22,682)	(28,173)	(10,647)
Other Assets	(17,198)	250	(4,924)
Accounts Payable and Accrued Liabilities	12,276	(13,615)	7,432
Other Liabilities	3,973	3,693	4,025

Net Cash Provided by (Used In) Operating Activities	7,420	(345)	39,768

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(7,077)	(16,261)	(38,096)
Proceeds from Sale of Property, Plant and Equipment	36	108	703
Purchase of ZKM Stock - Minority Interest	--	(521)	(215)
Cash Paid for Acquired Companies, Net of Cash Acquired	(12,099)	(2,849)	--

Net Cash Used in Investing Activities	(19,140)	(19,523)	(37,608)

Cash Flows from Financing Activities:
Borrowings from Facility	27,000	--	5,400
Repayment of Facility	--	(24,900)	--
Issuance of Senior Notes	--	40,000	--
Repayment of Senior Notes	(6,000)	(6,000)	(6,000)
Repayment of Notes Payable	--	(1,980)	--
Deferred Financing Costs	--	(222)	--
Issuance of Common Stock	2,453	1,707	289
Exercise of Warrants	38	--	--

Net Cash Provided by (Used In) Financing Activities	23,491	8,605	(311)

Effect of Exchange Rate Change on Cash and Cash Equivalents	(21)	200	672

Increase (Decrease) in Cash and Cash Equivalents	11,750	(11,063)	2,521
Cash and Cash Equivalents, Beginning of Period	2,744	14,494	3,431

Cash and Cash Equivalents, End of Period	$14,494	$3,431	$5,952

Supplemental Cash Flow Information:
Income Taxes Paid	$294	$760	$12,559
Interest Paid	$2,057	$3,732	$2,672

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)

(1)	Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Albany, Oregon produces cast metal components, the Company’s manufacturing site in Stalowa Wola, Poland produces carbon steel forgings for the industrial market and its sites in Windsor, Connecticut and western Wisconsin are finished machining operations. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 69%, 20% and 11% in 2005, 62%, 19% and 19% in 2006 and 56%, 24% and 20% in 2007, respectively, of total Company net sales.

In 2005, 2006 and 2007, the Company had three customers that collectively accounted for approximately 52%, 50% and 50%, respectively, of total Company net sales. Net sales to Rolls-Royce were 28%, 28% and 28%, United Technologies 14%, 14% and 15% and General Electric 10%, 8% and 7% of total Company net sales for the respective years.

U.S. exports accounted for approximately 53%, 51% and 49% of total Company net sales in 2005, 2006 and 2007, respectively, with exports to England constituting approximately 26%, 28% and 29% respectively, of total Company net sales.

As of December 31, 2007, approximately 51% of the Company’s domestic employees were represented by one of seven collective bargaining units. New collective bargaining agreements were negotiated with six of these units during 2006 and negotiations with one unit were successfully concluded in 2007. Internationally, the Company had approximately 700 employees in Poland as of December 31, 2007, most of whom are represented by the Solidarity trade union.

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

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $3,872 and $1,775 as of December 31, 2006 and 2007, respectively.

(d)	Inventories

Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.

Inventories for the years ended December 31, 2006 and 2007 consist of the following:

	December 31,
	2006	2007
Raw Materials	$39,940	$41,823
Work-in-Process and Finished	72,195	79,939

	112,135	121,762
Less Progress Payments	(5,399)	(3,575)

Total Inventories	$106,736	$118,187

(e)	Property, Plant and Equipment

Additions to property, plant, and equipment are recorded at cost. Tooling costs, along with normal repairs and maintenance, are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Land Improvements	39 years
Buildings and Improvements	39 years
Machinery and Equipment	5 to 12 years

Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is complete and the asset is available for use. Interest capitalization was $117, $91 and $795 in 2005, 2006 and 2007, respectively.

(f)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill, net, is included in other assets on the balance sheets. Goodwill amounted to $8,970 and $8,931 at December 31, 2006 and 2007, respectively. Goodwill has been subjected to fair value impairment tests in 2005, 2006 and 2007 and no impairments were recognized.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results will likely differ from those estimates, but management believes such differences are not material.

(k)	New Accounting Pronouncements

(i) The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment,” (“FASB No. 123R”) on October 1, 2005. Because the Company has no unvested options, adoption had no material effect on its financial position or results of operations for the year ended December 31, 2007.

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

(iii) FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,”amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be reflected as current period charges to expense and that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement became effective for inventory costs incurred by the Company beginning January 1, 2006. As the Company already applies this approach to inventory pricing, there was no effect on its financial position and results of operations for the year ended December 31, 2007.

(iv) FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“FASB No. 158”) requires public companies to recognize on their balance sheet the funded status of their defined benefit, pension and postretirement plans, as of December 31, 2006. As of that date, the Company recognized actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of FASB Statement No. 87, “Employers’ Accounting for Pensions,” and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as they relate to the plan’s funded status. The offset to this liability was recorded in accumulated other comprehensive income (loss) in stockholders’ equity. The reduction in equity will not affect the Company’s ability to comply with debt covenant provisions. In addition, the statement requires public companies to measure plan assets and benefit obligations as of the date of its fiscal year-end no later than fiscal years ending after December 15, 2008, with early adoption being encouraged. The Company has chosen to adopt the recognition and measurement provisions of the statement as of December 31, 2006. The incremental effects of adopting FASB No. 158 are reflected below:

Incremental Effects of Applying FASB No. 158 on Individual Line Items
In the Consolidated Balance Sheet - December 31, 2006

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

(v) FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 becomes effective for fiscal years beginning after December 15, 2006. Therefore, this Interpretation became effective for the Company for the year ending December 31, 2007. The Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements.

(vi) The SEC Staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements (i.e., the “rollover” and “iron curtain” methods). SAB 108 does not amend the SEC’s existing guidance for evaluating the materiality of errors included in SAB 99. The adoption of SAB 108 had no material effect on the Company’s financial position or results of operations for the year ended December 31, 2007.

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

In addition, the Company and a syndicate of lenders have entered into a revolving line of credit ( the “Facility”) which was most recently renewed on April 28, 2007. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At December 31, 2007, there were $7,500 of borrowings under the Facility and $27,500 of credit was available pursuant to the terms of the Facility.

Long Term Debt Repayment Schedule
Senior Notes				Senior Bank Debt
Series A		Series B
$6,000	July 20, 2008	$5,715	May 16, 2010	$7,500	April 23, 2008
		$5,715	May 16, 2011
		$5,715	May 16, 2012
		$5,715	May 16, 2013
		$5,715	May 16, 2014
		$5,715	May 16, 2015
		$5,710	May 16, 2016

The Series A and Series B Notes and the Facility contain certain restrictive covenants concerning the financial results of the Company. As of December 31, 2006 and 2007, the Company was in compliance with all of these covenants.

(4)	Stockholders’ Equity

(a)	Warrants Exercised

There were 32,076 warrants exercised during the year ended December 31, 2005. Each warrant entitled the holder to purchase one share of common stock for $1.20 per share. There are no other warrants outstanding.

(b)	Stock Option Plan

The Company has a Long-Term Incentive Plan (the “Stock Option Program”) that covers certain employees. Under the Stock Option Program, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 943,833 options have been granted. These options expire ten years from the grant date. For the years 2005, 2006 and 2007, no options were granted under the Stock Option Program. As of December 31, 2007, 32,336 options granted under the Stock Option Program are fully vested and remain outstanding.

During 2007, 33,500 shares of common stock were issued from treasury stock for the exercise of stock options. The shares had a cost of $7.32 per share. The difference of $44 between the $245 cost of the shares released from treasury stock and the cash proceeds of $289 from the exercise of stock options was credited to additional paid-in capital, a component of stockholders’ equity. During the years ending December 31, 2006 and 2007, the Company received $1,707 and $289, respectively, from the exercise of employee stock options.

A summary of options for 2005, 2006 and 2007 is as follows:

	2005		2006		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at Beginning	576,001	$8.26	253,750	$8.96	65,836	$8.59
of Year
Granted	--	--	--	--	--	--
Forfeited	(3,000)	9.75	--	--	--	--
Exercised	(319,251)	7.68	(187,914)	9.08	(33,500)	8.62

Outstanding at
End of Year	253,750	8.96	65,836	8.59	32,336	8.57

Exercisable at
End of Year	253,750	$8.96	65,836	$8.59	32,336	$8.57

The options outstanding and exercisable as of December 31, 2007 consist of the following:

Range of Exercise	Number of Options		Weighted Average Exercise Price		Average Remaining Contractual
Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life - Years
$5 to $10	27,788	27,788	$8.25	$8.25	1.07
$10 to $15	4,548	4,548	10.50	10.50	3.38

	32,336	32,336	$8.57	$8.57	1.39

In June 1999, the Company reduced the exercise price of 320,000 options previously granted to certain employees from $13.50 and $15.50 to $8.25. As a result, the Company recorded additional compensation expense of $1,589, $0 and $0 in 2005, 2006 and 2007, respectively, related to the modified stock options.

All repriced options are fully vested. At December 31, 2007, 25,000 of these options remain unexercised. As a result of the Company’s adoption of FASB No. 123R on October 1, 2005, the remaining fully vested options are no longer subject to variable accounting.

(c)	Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner charges in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

	December 31,
	2006	2007
Foreign Currency Translation Adjustments	$2,984	$9,123
Minimum Pension Liability Adjustment	--	--
Amounts in Accumulated Other Comprehensive Income that have not yet been Recognized as Components of Net Periodic Benefit Cost:
Actuarial Loss	(36,957)	(38,648)
Prior Service Cost	(1,020)	(783)

Accumulated Other Comprehensive Loss	$(34,993)	$(30,308)

(5)	Research and Development

Research and development expenses were $4,040, $3,191 and $2,907 in 2005, 2006 and 2007, respectively. Customers reimbursed the Company for $1,374, $1,614 and $1,175 of research and development expenses in 2005, 2006 and 2007, respectively.

(6)	Leases

Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2012. Rental expense was $322, $342 and $370 in 2005, 2006 and 2007, respectively.

Minimum lease obligations under noncancelable operating leases are as follows:

2008	$243
2009	68
2010	45
2011	2
2012 and Thereafter	--

Total	$358

(7)	Income Taxes

Domestically, the Company generated net operating loss (“NOL”) carryforwards of $33,575 prior to its reorganization (“Pre-Reorganization”) completed on April 30, 1993 as well as NOL carryforwards of $49,087 that were generated subsequent to reorganization and prior to the 1998 ownership change (“Post-Reorganization”), and NOL carryforwards of $23,158 generated in 2002 through 2004. The Post-Reorganization and the 2002 through 2004 federal NOL carryforwards were fully utilized as of December 31, 2006, with $2,142 of the Pre-Reorganization NOL carryforward remaining as of December 31, 2007. Wisconsin NOL carryforwards were fully utilized as of December 31, 2007. The federal NOL is available to the Company to reduce future taxable income and the related tax benefit is included in deferred income taxes on the balance sheets at the net realizable value of approximately $1,772 and $857 as of December 31, 2006 and 2007, respectively, reflecting a combined federal and state tax rate of 40%.

The Company’s IPO in March, 1998 created an ownership change as defined by the Internal Revenue Service (“IRS”). This ownership change generated an IRS imposed limitation on the utilization of NOL carryforwards, generated prior to the ownership change, to reduce future taxable income. The annual use of the NOL carryforwards was limited to the lesser of the Company’s taxable income or the amount of the IRS imposed limitation. Since the ownership change, the total NOL available for use was $11,865 annually. To the extent less than $11,865 was used in any year, the unused amount was added to and increased the limitation in the succeeding year. Pre-Reorganization NOLs were further limited to an annual usage of $2,142. Any unused amount was added to and increased the limitation in the succeeding year. The Pre-Reorganization NOL remaining of $2,142 expires in 2008. If the Company does not generate sufficient taxable income to fully utilize the NOL carryforward, a loss will be recognized for the unused portion.

As of December 31, 2007, ZKM has net deferred Polish income tax assets totaling $885 which include the net realizable value of $387 of NOL carryforwards that existed prior to Ladish’s acquisition of ZKM. These NOLs expire over the years 2008 to 2009. Prior to 2007, the Company had determined that it was not more likely than not that the ZKM NOLs would be utilized. Therefore, a valuation allowance was provided to reduce the benefit of the ZKM net deferred income tax assets to zero. In 2007, in consideration of its recent earnings history and expectations of future profitability, all of the valuation allowance against the net deferred tax assets was reversed resulting in an $875 reduction in income tax expense.

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

The components of net deferred income tax assets for the years ended December 31, 2006 and 2007 are as follows:

	December 31,
	2006	2007
Current Deferred Tax Assets Attributable to:
Inventory Adjustments	$1,987	$2,234
Accrued Employee Costs	2,038	2,912
Pension Benefit Liabilities	(3,120)	(2,905)
Postretirement Healthcare Benefit Liabilities	1,632	1,506
Other	715	843

Total Current Deferred Tax Assets	3,252	4,590
Current Valuation Allowance	(475)	--

Net Current Deferred Tax Assets	$2,777	$4,590

Noncurrent Deferred Tax Assets and (Liabilities) Attributable to:
Property, Plant and Equipment	$(5,913)	$(6,290)
NOL Carryforwards	2,434	1,244
Wisconsin Tax Credit Carryforwards	4,130	--
Pension Benefit Liabilities	13,560	10,294
Postretirement Healthcare Benefit Liabilities	13,484	12,676
Other	(493)	(1,202)

Total Noncurrent Deferred Tax Assets	27,202	16,722
Noncurrent Valuation Allowance	(4,391)	--

Net Noncurrent Deferred Tax Assets	$22,811	$16,722

Total Net Deferred Tax Assets	$25,588	$21,312

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2005, 2006 and 2007 is as follows:

	Years Ended December 31,
	2005	2006	2007
Pre-tax Income	$21,876	$44,694	$50,154

Federal Tax at Statutory Rate of 35%	$7,657	$15,643	$17,554
State Tax, Net of Federal Effect	990	2,168	2,176
Permanent Differences and Other, Net	(12)	(109)	(104)
Extra-Territorial Income Exclusion	(427)	(964)	--
Domestic Production Activities Deduction	--	--	(717)
Reversal of Foreign Valuation Allowance	--	(381)	(875)
Foreign Tax Rate Differential	(84)	(323)	(236)

Total Tax Provision	$8,124	$16,034	$17,798

Effective Tax Rate	37.1%	35.9%	35.5%

The Extra-Territorial Income Exclusion is a statutory deduction related to the Company’s export sales from the U.S.

The components of income tax expense (benefits) for the years ended December 31, 2005, 2006 and 2007 are as follows:

	2005
	Federal	State	Foreign	Total
Current	$205	$20	$--	$225
Deferred	5,641	1,460	70	7,171
Charge in Lieu of Taxes Related to:
Goodwill	35	5	--	40
Stock Options	602	86	--	688

Total Income Tax Expense	$6,483	$1,571	$70	$8,124

	2006
	Federal	State	Foreign	Total
Current	$332	$236	$(2)	$566
Deferred	10,754	2,887	--	13,641
Charge in Lieu of Taxes Related to:
Goodwill	35	5	--	40
Stock Options	1,563	224	--	1,787

Total Income Tax Expense (Benefit)	$12,684	$3,352	$(2)	$16,034

	2007
	Federal	State	Foreign	Total
Current	$9,553	$2,295	$75	$11,923
Deferred	5,112	1,098	(875)	5,335
Charge in Lieu of Taxes Related to:
Goodwill	35	5	--	40
Stock Options	437	63	--	500

Total Income Tax Expense (Benefit)	$15,137	$3,461	$(800)	$17,798

The Company has not provided additional U.S. income taxes on $3,790 of undistributed earnings of its Polish subsidiary, ZKM, included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of ZKM or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by ZKM or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

The Company has not been notified of any audit of its U.S. or state tax returns. Returns for the years 2004-2007 are still open. The Company has not made any provision on its financial statements for interest or penalties for tax years still open.

(8)	Pensions and Postretirement Benefits

The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $5,515 and $11,797 to the Plans in 2006 and 2007, respectively, and the Company expects to contribute $10,547, $2,370 and $2,526 in 2008, 2009 and 2010, respectively, to the Plans. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The Plans may hold shares of the Company’s common stock, which comprise less than ten percent of any individual plan’s total assets. The market value of Company shares held in all Plans as of December 31, 2006 and 2007 total $0 and $12,957, respectively. On January 3, 2007, the Company contributed 300,000 shares of common stock of the Company with a market value of $11,124 to the Plans.

The Company has adopted the provisions of FASB No. 158, as of December 31, 2006. In accordance with FASB No. 158, the 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of FASB No. 158 adoption on the individual line items in the Company’s consolidated balance sheet at December 31, 2006:

	Before Application of FASB No. 158	Adjustments	After Application of FASB No. 158
Deferred Income Taxes	$18,908	$3,903	$22,811
Other Assets	10,731	(785)	9,946
Total Assets	325,488	3,118	328,606
Postretirement Benefits	30,301	3,409	33,710
Pensions	25,516	4,775	30,291
Officers’ Deferred Compensation	4,215	791	5,006
Total Liabilities	166,961	8,975	175,936
Accumulated Other Comprehensive Loss	(29,136)	(5,857)	(34,993)
Total Stockholders’ Equity	158,527	(5,857)	152,670

A summary of the Plans’ asset allocation at December 31, 2006 and 2007 is as follows:

	December 31,
Asset Category	2006	2007
Fixed Income Securities	51.1%	45.9%
Equity Securities	45.0%	51.6%
Cash	3.9%	2.5%

Total	100.0%	100.0%

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

The benefits estimated to be paid in the next five years for the pension plans range between $15,700 and $16,400 per year and for years six through ten in aggregate total $76,600. For postretirement healthcare and life insurance benefits, the estimated benefit payments over the next five years approximate $3,600 per year and $14,800 in aggregate for years six through ten.

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

Certain officers have deferred compensation agreements (the “Officers Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability, net of the investments in a Rabbi Trust, of $5,006 and $5,586 as of December 31, 2006 and 2007, respectively, has been recorded under these agreements as actuarially determined. The expense was $371, $427 and $440 in 2005, 2006 and 2007, respectively.

The Company has established a Rabbi Trust for the beneficiaries of the Officers Plan to fund a portion of the benefits earned under the Officers Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary. The Rabbi Trust had assets of $454 and $382 as of December 31, 2006 and 2007, respectively.

Upon the early adoption of FASB No. 158 as of December 31, 2006, the Company changed the measurement date to December 31 in 2006 for all pension and postretirement benefit plans.

The following is a reconciliation of the change in benefit obligation and Plans assets for the years ended December 31, 2006 and 2007:

	Pension & Officers Benefits		Postretirement Benefits
	2006	2007	2006		2007
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of Yr.	$214,199	$206,582		$40,891		$37,791
Service Cost	914	876		120		149
Interest Cost	11,402	11,267		2,140		2,026
Amendments	58	31		147		--
Actuarial (Gains) Losses	951	2,298		(339)		37
Benefits Paid	(20,942)	(16,558)		(7,719)		(6,610)
Participants Contributions	--	--		2,551		2,061

Projected Benefit Obligation at End of Yr.	$206,582	$204,496		$37,791		$35,454

Change in Plans Assets:
Plans Assets at Fair Value at Beginning of Yr.
	$166,804	$174,458		$--		$--
Actual Return on Plans Assets	22,943	11,262		--		--
Company Contributions	5,653	11,938		5,168		4,549
Benefits Paid	(20,942)	(16,558)		(7,719)		(6,610)
Participants Contributions	--	--		2,551		2,061

Plans Assets at Fair Value at End of Yr.	$174,458	$181,100	$		$

Funded Status of Plans	$(32,124)	$(23,396)		$(37,791)		$(35,454)

	Pension & Officers Benefits		Postretirement Benefits
	2006	2007	2006	2007
Plans with Benefit Obligations in Excess of Plan
Assets:
Projected Benefit Obligation	$157,879	$150,024	$--	$--
Accumulated Benefit Obligation	153,084	146,558	37,791	35,454
Plan Assets	124,983	123,129	--	--
Plans with Plan Assets in Excess of Benefit
Obligations:
Projected Benefit Obligation	$48,703	$54,472	$--	$--
Accumulated Benefit Obligation	48,703	54,472	--	--
Plan Assets	49,475	57,971	--	--
Weighted Average Assumptions:
Discount Rate	5.68%	6.11%	5.68%	6.11%
Rate of Increase in Compensation Levels	3.00%	3.00%	--	--
Expected Long-Term Rate of Return on Assets	8.90%	8.90%	--	--

The total accumulated pension benefit obligation for the Plans is $201,787 and $201,030 at December 31, 2006 and 2007, respectively. With the exception of two plans, the Plans and the Officers Plan have accumulated benefit obligations exceeding the fair value of the Plans assets at December 31, 2007.

	Pension & Officers Benefits		Postretirement Benefits
	2006	2007	2006	2007
Amounts Recognized in the Consolidated Balance
Sheets:
Other Assets	$772	$3,499	$--	$--
Accrued Liabilities - Pensions	--	--	--	--
Accrued Liabilities - Postretirement	--	--	(4,081)	(3,765)
Noncurrent Liabilities - Pensions	(27,890)	(21,309)	--	--
Noncurrent Liabilities - Postretirement	--	--	(33,710)	(31,689)
Officers’ Deferred Compensation	(5,006)	(5,586)	--	--
Stockholders’ Equity (Gross Amount)	--	--	--	--

Net Amount Recognized	$(32,124)	$(23,396)	$(37,791)	$(35,454)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 are as follows:

	Pension & Officers Benefits	Postretirement Benefits
Prior Service Cost	$1,174	$130
Net Loss	61,132	3,282

Total	$62,306	$3,412

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

	Pension & Officers Benefits	Postretirement Benefits
Prior Service Cost	$401	$14
Net Loss	3,630	5

Total	$4,031	$19

The components of the net periodic benefit costs (income) for the years ended December 31, 2005, 2006 and 2007 are:

	Pension & Officers Benefits			Postretirement Benefits
	2005	2006	2007	2005	2006	2007
Service Cost-Benefit Earned During
the Period	$803	$914	$876	$240	$120	$149
Interest Cost on Projected Benefit
Obligation	11,541	11,402	11,267	2,152	2,140	2,028
Expected Return on Pension Assets	(15,467)	(14,623)	(15,529)	--	--	--
Net Amortization and Deferral	2,438	4,314	3,762	(198)	126	18
Prior Service Cost	532	427	413	--	--	14
Curtailment Cost	--	42	--	--	--	--

Net Periodic Benefit Cost (Income)	$(153)	$2,476	$789	$2,194	$2,386	$2,209

Assumptions used in the determination of net periodic benefit costs for these years are:

	2005	2006	2007	2005	2006	2007
Discount Rate	6.00%	5.50%	5.68%	6.00%	5.50%	5.68%
Rate of Increase in Compensation
Levels	3.00%	3.00%	3.00%	--	--	--
Expected Long-Term Rate of Return
on Assets	9.25%	8.90%	8.90%	--	--	--

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 0% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total of Service and Interest Cost Components	$105	$(94)
Effect on Postretirement Healthcare Benefit Obligation	$1,678	$(1,516)

As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $1,893 and $2,136 to these plans during 2006 and 2007, respectively.

ZKM sponsors an unfunded defined benefit plan and the Company has an actuarially calculated liability of approximately $2,614 and $3,589 at December 31, 2006 and 2007, respectively, included in the pension liability in the consolidated balance sheet.

(9)	Deferred Compensation

As a part of the total compensation program at the Company, a number of nonqualified plans have been adopted which entail a portion of deferred compensation. For the individuals participating in these deferred compensation programs, the deferred portion of their salary and/or incentive pay has been placed into a Rabbi Trust for the benefit of those individuals until such time as the assets are payable pursuant to the terms of the deferred compensation programs. In the event of a liquidation of the assets of the Company, the assets placed in the Rabbi Trusts are subject to the general claims of creditors of the Company. The deferred compensation assets held in the Rabbi Trusts amounted to $2,270 as of December 31, 2007 and are included as a part of other assets on the consolidated balance sheets of the Company. The obligation to release these assets to participating individuals is reflected as a part of other noncurrent liabilities on the consolidated balance sheets of the Company.

(10)	Profit Sharing

The Cudahy, Wisconsin site has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $664, $2,456, and $2,759 in 2005, 2006 and 2007, respectively. The Albany, Oregon facility has a profit sharing program in which all employees are eligible to participate. The profit sharing pool is calculated based on various internal operating measurements. The expense was $80, $413 and $553 in 2005, 2006 and 2007, respectively. For the Windsor, Connecticut facility, a profit sharing program for all employees had an expense of $135 and $158 in 2006 and 2007, respectively.

(11)	Commitments and Contingencies

(a)	The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company has an accrual of $300 at December 31, 2007, included in other liabilities on the consolidated balance sheets of the Company, for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

(b)	The Company has been named as a defendant in a number of asbestos cases in Mississippi, six cases in Illinois and one case in California. As of December 31, 2007, the Company has been dismissed from 3,839 of 3,866 claims in Mississippi and five of six claims in Illinois. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has not made any provision in its financial statements for the asbestos litigation.

(c)	The Company is participating in an investigation initiated by U.S. Customs & Border Protection (“Customs”) into duty drawback claims filed on behalf of the Company by its former export agent. The Company is cooperating with Customs in this investigation and has voluntarily suspended its duty drawback claims. Based upon its internal investigation the Company believes any errors or omissions with respect to its filings were solely attributable to its former export agent. The Company intends to continue to cooperate with Customs in resolving this matter. The Company has not made any provision in its financial statements for the Customs investigation.

(d)	The Company has unconditional fixed price purchase obligations (take-or-pay contracts) of approximately $66,765 comprising of commitments to purchase natural gas of approximately $5,709 and raw material of approximately $61,056. These obligations are for purchases necessary to fulfill the Company’s production backlog. None of these obligations may be net settled. The Company’s future commitments approximate $65,097 in 2008, $1,668 in 2009 through 2010, and $0 in 2011. During 2005, 2006 and 2007, the Company fulfilled its minimum contractual purchase obligations for those periods.

Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

(12)	Related Party Transactions

Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. (“Weber”). The joint venture is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the former chief executive officer of Weber. The Company’s payments to Weber under the joint venture were $1,200, $967 and $643 in 2005, 2006 and 2007, respectively. The joint venture has no assets or liabilities.

(13)	Earnings Per Share

Basic earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net income by the weighted average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2005, 2006 and 2007:

	December 31,
	2005	2006	2007
Average Basic Common Shares Outstanding	13,781,586	14,136,946	14,516,120
Incremental Shares Applicable to Common Stock Options
and Warrants	149,953	68,695	34,138

Average Diluted Common Shares Outstanding	13,931,539	14,205,641	14,550,258

(14)	Acquisition

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

(15)	Quarterly Results of Operations (Unaudited)

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

	(in thousands except per share amounts) Quarters Ended
2006	March 31	June 30	September 30	December 31
Net Sales	$95,006	$90,173	$90,664	$93,447
Gross Profit	17,368	19,172	15,269	15,358
Operating Income	13,064	14,338	10,686	10,872
Net Income	$7,632	$8,502	$6,413	$5,934
Basic Earnings Per Share	$0.54	$0.60	$0.45	$0.42
Diluted Earnings Per Share	$0.54	$0.60	$0.45	$0.42
	Quarters Ended
2007	March 31	June 30	September 30	December 31
Net Sales	$97,666	$113,594	$105,027	$108,344
Gross Profit	13,690	21,945	15,105	18,263
Operating Income	9,748	17,839	11,008	13,724
Net Income	$5,768	$10,761	$6,479	$9,280
Basic Earnings Per Share	$0.40	$0.74	$0.45	$0.64
Diluted Earnings Per Share	$0.40	$0.74	$0.45	$0.64

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(16)	Valuation and Qualifying Accounts

	Balance at Beginning of Year	Provision Charged (Credited) to Profit & Loss	Collections & Accounts Written Off	Balance at End of Year
Year ended December 31, 2005
Allowance for Doubtful Accounts	$176	$(29)	$21	$126
Year ended December 31, 2006
Allowance for Doubtful Accounts	$126	--	--	$126
Year ended December 31, 2007
Allowance for Doubtful Accounts	$126	--	$38	$88

INDEX TO EXHIBITS

Exhibit Numbers	Description	Page Number
3 (a)	Articles of Incorporation of the Company as filed with the Secretary of the State of
Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.
3 (b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b)
on November 5, 2003 are incorporated by reference.
10 (a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit
10.4 on December 23, 1997 is incorporated by reference.
10 (b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.
10 (c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties
thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.
10 (g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
thereto, filed with Form 10-K on February 25, 2004 is incorporated by reference.
10 (h)	Amendment No. 6 dated December 29, 2004 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto, filed with Form 10-K on March 14, 2005 is incorporated by reference.
10 (i)	Amendment No. 7 dated July 20, 2005 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto, filed with Form 10-K on March 13, 2006 is incorporated by reference.
10 (j)	Amendment No. 8 dated April 28, 2006 to Credit Agreement dated April 14, 2000 among
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto, filed with Form 10-K on March 7, 2007 is incorporated by reference.

X-1

Exhibit Numbers	Description	Page Number

10 (k)	Amendment No. 9 dated April 25, 2007 to Credit Agreement dated April 14, 2000 among	X-3
Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party
Thereto.
10 (l)	Note Purchase Agreement dated July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on February 22, 2002 is incorporated by reference.
10 (m)	Note Purchase Agreement dated May 16, 2006 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on May 17, 2006 is incorporated by reference.
10 (n)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.
10 (o)	Agreement dated February 24,2005 between Ladish Co., Inc. and Huta Stalowa Wola S.A.
filed with Form 8-K on March 2, 2005 is incorporated by reference.
10 (p)	Ladish Co., Inc. Long-Term Incentive Plan dated January 1, 2006, filed with Form 10-K on
March 7, 2007 is incorporated by reference.
14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.
21	List of Subsidiaries of the Company.	X-6
23	Consent of Independent Registered Public Accounting Firm.	X-7
23 (a)	Consent of Independent Registered Public Accounting Firm.	X-8
31 (a)	Written statement of the chief executive officer of the Company certifying this Form
10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of
	1934.	X-9
31 (b)	Written statement of the chief financial officer of the Company certifying this Form
10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of
	1934.	X-10
32	Written Statement of the chief executive officer and chief financial officer of the
	Company certifying this Form 10-K complies with the requirements of 18 U.S.C.ss.1350	X-11

X-2