Form 10-Q
period 2008-03-31
LADISH CO INC
filed 2008-05-02
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $0.01 Par Value	14,559,467

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	(unaudited)
	2008	2007
Net sales	$117,197	$97,666
Cost of sales	102,376	83,976

Gross profit	14,821	13,690
Selling, general and administrative expenses	4,403	3,942

Income from operations	10,418	9,748
Other income (expense):
Interest expense	(439)	(798)
Other, net	(409)	192

Income before income tax provision
and minority interest	9,570	9,142
Income tax provision	3,570	3,364
Minority interest in net earnings of subsidiary	17	10

Net income	$5,983	$5,768

Basic earnings per share	$0.41	$0.40
Diluted earnings per share	$0.41	$0.40
Basic weighted average shares outstanding	14,544,357	14,497,267
Diluted weighted average shares outstanding	14,547,570	14,541,415

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

Assets	(unaudited) March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$7,168	$5,952
Accounts receivable, less allowance of $78 and $88 at each date	81,197	75,226
Inventories	120,063	118,187
Deferred income taxes	4,511	4,590
Prepaid expenses and other current assets	2,172	1,800

Total current assets	215,111	205,755

Property, plant and equipment:
Land and improvements	6,279	6,184
Buildings and improvements	56,798	55,237
Machinery and equipment	195,752	193,783
Construction in progress	38,662	31,516

	297,491	286,720
Less - accumulated depreciation	(145,857)	(142,610)

Net property, plant and equipment	151,634	144,110
Deferred income taxes	16,398	16,722
Other assets	15,819	14,864

Total assets	$398,962	$381,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,675	$42,116
Senior bank debt	11,100	7,500
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	397	243
Postretirement benefits	3,765	3,765
Wages and salaries	5,923	5,285
Taxes, other than income taxes	414	279
Interest	1,042	523
Profit sharing	306	3,273
Paid progress billings	518	503
Income taxes	1,797	--
Other	2,773	5,413

Total current liabilities	81,710	74,900
Noncurrent liabilities:
Senior notes	40,000	40,000
Postretirement benefits	31,375	31,689
Pensions	24,614	24,655
Officers’ deferred compensation	5,690	5,586
Minority interest in equity of subsidiary	515	497
Other noncurrent liabilities	3,261	2,570

Total liabilities	187,165	179,897

Stockholders’ equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	125,397	125,158
Retained earnings	113,062	107,079
Treasury stock, 46,124 and 71,124 shares of common stock, respectively,
at each date at cost	(338)	(521)
Accumulated other comprehensive loss	(26,470)	(30,308)

Total stockholders’ equity	211,797	201,554

Total liabilities and stockholders’ equity	$398,962	$381,451

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended March 31,
	(unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,983	$5,768
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	3,194	2,774
Charge in lieu of taxes related to goodwill	10	10
Deferred income taxes	693	1,308
Minority interest in net earnings of subsidiary	17	10
Loss (gain) on disposal of property, plant and equipment	15	(86)
Changes in assets and liabilities:
Accounts receivable	(4,805)	(7,873)
Inventories	(1,426)	(556)
Other assets	(1,364)	(3,637)
Accounts payable and accrued liabilities	2,140	6,690
Other liabilities	118	2,534

Net cash provided by operating activities	4,575	6,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,751)	(5,846)
Proceeds from sale of property, plant and equipment	--	149

Net cash used in investing activities	(7,751)	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior bank debt	3,600	--
(Repayment of) senior bank debt	--	(2,100)
Proceeds from exercise of stock options	206	56

Net cash provided by (used in) financing activities	3,806	(2,044)

Effect of exchange rate changes on cash and cash equivalents	586	(19)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,216	(818)
CASH AND CASH EQUIVALENTS, beginning of period	5,952	3,431

CASH AND CASH EQUIVALENTS, end of period	$7,168	$2,613

LADISH CO., INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2008 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	March 31, 2008	December 31, 2007
Raw material and supplies	$41,280	$41,823
Work-in-process and finished goods	81,721	79,939
Less progress payments	(2,938)	(3,575)

Total inventories	$120,063	$118,187

(3)	Interest and Income Tax Payments

	For the Three Months Ended March 31,
	2008	2007
Interest paid, net of interest capitalized	$(94)	$395
Income taxes paid	$921	$360

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $4,340 and $1,775 as of March 31, 2008 and December 31, 2007, respectively.

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

The year-to-date tax provisions for 2008 and 2007 are based on annualized combined federal, state and foreign effective tax rates of 37.3% and 36.8%, respectively. The principal difference, if any, from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Domestic Production Activities deduction.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the three-month periods ended March 31, 2008 and 2007 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$223	$219	$39	$37
Interest cost	2,999	2,815	513	507
Expected return on plan assets	(3,928)	(3,882)	--	--
Amortization of prior service cost	100	104	3	3
Amortization of the net loss	908	941	1	5

Net periodic benefit cost	$302	$197	$556	$552

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $10,547 to its pension plans in 2008. As of March 31, 2008, the Company has made $807 of contributions to the pension plans versus $11,124 during the same period in 2007.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first quarter of 2008, the Company received a $166 refund.

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

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 28, 2007. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At March 31, 2008, there were $11,100 of borrowings under the Facility and $23,900 was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’ Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the three months ended March 31, 2008. As of March 31, 2008, 7,336 options granted under the Plan remain outstanding and exercisable. During the first three months of 2008, 25,000 options were exercised (for cash of $206) and shares were issued from Treasury Stock.

(11)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, six asbestos cases in Illinois and one asbestos case in California. As of the date of this filing, the Company has been dismissed from a majority of the cases in Mississippi, five of the cases in Illinois and the one case in California. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.

The Company is also participating in an investigation initiated by U.S. Customs & Border Protection (“Customs”) into duty drawback claims filed on behalf of the Company by its former export agent. The Company is cooperating with Customs in this investigation and has voluntarily suspended its duty drawback claims. Based upon its internal investigation, the Company believes any errors or omissions with respect to its filings were solely attributable to its former export agent. The Company intends to continue to cooperate with Customs in resolving this matter. The Company has not made any provision in its financial statements for the Customs investigation.

(12)	New Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” requires that an enterprise evaluate all tax positions recognized in that enterprise’s financial statements for any uncertainty that the tax positions will not be sustained under examination. The evaluation process is twofold. First, an enterprise must determine whether it is more likely than not that a tax position will be sustained upon examination. Secondly, the enterprise must measure the amount of benefit to recognize in its financial statements for tax positions which meet the more likely than not threshold. FASB Interpretation No. 48 became effective for fiscal years beginning after December 15, 2006. For the three-month period ending March 31, 2008, the Company does not believe there is any uncertainty with respect to the tax positions reflected in its financial statements which would result in a material change in the amount of benefit recognized in the financial statements; therefore, no provision has been made for the adoption of FASB Interpretation No. 48.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)

RESULTS OF OPERATIONS

First Quarter 2008 Compared to First Quarter 2007

Net sales for the three months ended March 31, 2008 were $117,197 compared to $97,666 for the same period in 2007. The 20% increase in net sales for the first quarter of 2008 versus 2007 was due to growth in all markets served by the Company along with the pass through to selling prices of the increase in costs for the raw materials utilized by the Company. Net sales in the first quarter of 2007 were negatively impacted by equipment downtime. Gross profit for the first quarter of 2008 decreased to 12.6% of net sales in contrast to 14.0% of net sales in the first quarter of 2007 primarily as a result of the increased raw material costs in the first quarter of 2008 in comparison to the same period in 2007 thereby decreasing gross profit as a percent of net sales. In addition, gross profits for the first quarter of 2008 were negatively impacted by reduced by-product sales, higher energy expenses and reduced productivity associated with the learning curve of new employees.

Selling, general and administrative expenses, as a percentage of net sales, were 3.8% for the first quarter of 2008 compared to 4.0% for the same period in 2007. The percentage decrease in SG&A expenses between the periods was attributable to the Company supporting a 20% increase in sales while maintaining indirect expense levels.

Interest expense for the first quarter of 2008 was $439 in contrast to $798 for the same period in 2007. The lower interest expense in 2008 is due primarily to increased capitalization of interest expense on capital projects and reduced level of debt. During the first quarter of 2008, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. Series A and Series B senior notes bore interest at the rate of 7.19% and 6.14%, respectively, per annum. The Company had $11,100 of borrowings under the revolving line of credit facility and had $46,000 of senior notes outstanding at the end of the first quarter of 2008.

The 2008 and 2007 first quarter income tax provisions are based on effective tax rates of 37.3% and 36.8%, respectively. At December 31, 2007, the Company has $2,142 of net operating loss (“NOL”) carryforwards which reduce current income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the first quarter of 2008 was $5,983, approximately the same as the first quarter of 2007. Profitability, as a percentage of net sales, declined in the period due to the higher raw material prices in 2008. The Company’s contract backlog at March 31, 2008 was $630,527 as the Company received $132,714 of new orders in the first quarter of 2008, in comparison to backlogs of $551,082 and $610,979 at March 31, 2007 and December 31, 2007, respectively, and $150,357 of new orders in the first quarter of 2007.

Liquidity and Capital Resources

The Company’s cash position as of March 31, 2008 is $1,216 more than its position at December 31, 2007. For the first three months of 2008, the Company generated $4,575 of cash from operating activities in contrast to producing $6,942 of cash for operations in the same period of 2007. The Company expended $7,751 and $5,846 of cash on capital expenditures in the first three months of 2008 and 2007, respectively.

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

In addition, the Company and a syndicate of Lenders have entered into the revolving credit facility which was most recently renewed on April 25, 2008. The revolving credit facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At March 31, 2008, there were $11,100 of borrowings under the revolving credit facility and $23,900 of credit was available pursuant to the terms of the revolving credit facility.

As of December 31, 2007, the Company has NOL carryforwards of $2,142 that were generated prior to its 1993 reorganization.

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

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders of the Company during the three-month period ending March 31, 2008.

Item 5. Other Information

On April 25, 2008, the Company and the Lenders participating in the Amended and Restated Credit Agreement (the “Credit Agreement”) entered into Amendment No. 10 to the Credit Agreement. Amendment No. 10 extends the maturity date of the Credit Agreement to April 24, 2009.

Item 6. Exhibits

Exhibit 10 is Amendment No. 10 to the Amended and Restated Credit Agreement dated April 14, 2000.

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

LADISH CO., INC.
Date: April 29, 2008	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary