Form 10-Q
period 2008-06-30
LADISH CO INC
filed 2008-08-05
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended         June 30, 2008

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

Large accelerated filer	Accelerated filer X	Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $0.01 Par Value	14,559,467

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net sales	$118,959	$113,594	$236,156	$211,260
Cost of sales	103,452	91,649	205,828	175,625

Gross profit	15,507	21,945	30,328	35,635
Selling, general and administrative expenses	4,841	4,106	9,244	8,048

Income from operations	10,666	17,839	21,084	27,587
Other income (expense):
Interest expense	(241)	(708)	(680)	(1,506)
Other, net	(475)	78	(884)	270

Income before income tax provision
and minority interest	9,950	17,209	19,520	26,351
Income tax provision	3,711	6,438	7,281	9,802
Minority interest in net earnings of subsidiary	20	10	37	20

Net income	$6,219	$10,761	$12,202	$16,529

Basic earnings per share	$0.43	$0.74	$0.84	$1.14
Diluted earnings per share	$0.43	$0.74	$0.84	$1.14
Basic weighted average shares outstanding	14,559,467	14,508,242	14,551,912	14,502,785
Diluted weighted average shares outstanding	14,562,338	14,552,210	14,554,954	14,546,843

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets	(unaudited) June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$4,713	$5,952
Accounts receivable, less allowance of $84 and $88 at each date	84,190	75,226
Inventories	115,950	118,187
Deferred income taxes	4,390	4,590
Prepaid expenses and other current assets	5,100	1,800

Total current assets	214,343	205,755
Property, plant and equipment:
Land and improvements	6,327	6,184
Buildings and improvements	58,102	55,237
Machinery and equipment	198,481	193,783
Construction in progress	50,949	31,516

	313,859	286,720
Less - accumulated depreciation	(148,914)	(142,610)

Net property, plant and equipment	164,945	144,110
Deferred income taxes	15,779	16,722
Other assets	16,139	14,864

Total assets	$411,206	$381,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,034	$42,116
Senior bank debt	13,900	7,500
Senior notes	6,000	6,000
Accrued liabilities:
Pensions	551	243
Postretirement benefits	3,765	3,765
Wages and salaries	6,470	5,285
Taxes, other than income taxes	216	279
Interest	520	523
Profit sharing	997	3,273
Paid progress billings	2,980	503
Other	3,216	5,413

Total current liabilities	86,649	74,900
Noncurrent liabilities:
Senior notes	40,000	40,000
Postretirement benefits	30,829	31,689
Pensions	24,060	24,655
Officers’ deferred compensation	5,795	5,586
Minority interest in equity of subsidiary	535	497
Other noncurrent liabilities	3,318	2,570

Total liabilities	191,186	179,897
Stockholders’ equity:
Common stock - authorized 100,000,000, issued 14,605,591
shares at each date of $.01 par value	146	146
Additional paid-in capital	125,397	125,158
Retained earnings	119,281	107,079
Treasury stock, 46,124 and 71,124 shares of common stock, respectively,
at each date at cost	(338)	(521)
Accumulated other comprehensive loss	(24,466)	(30,308)

Total stockholders’ equity	220,020	201,554

Total liabilities and stockholders’ equity	$411,206	$381,451

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended June 30,
	(unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,202	$16,529
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	6,456	5,555
Charge in lieu of taxes related to goodwill	20	19
Deferred income taxes	1,468	3,252
Minority interest in net earnings of subsidiary	37	20
Gain on disposal of property, plant and equipment	(18)	(184)
Changes in assets and liabilities:
Accounts receivable	(7,154)	(11,915)
Inventories	3,033	(1,149)
Other assets	(4,560)	(3,152)
Accounts payable and accrued liabilities	3,787	9,671
Other liabilities	(987)	2,338

Net cash provided by operating activities	14,284	20,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,893)	(16,292)
Proceeds from sale of property, plant and equipment	113	316
Net cash used in investing activities	(22,780)	(15,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior bank debt	6,400	--
(Repayment of) senior bank debt	--	(2,100)
Proceeds from exercise of stock options	206	77

Net cash provided by (used in) financing activities	6,606	(2,023)

Effect of exchange rate changes on cash and cash equivalents	651	54

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,239)	3,039
CASH AND CASH EQUIVALENTS, beginning of period	5,952	3,431

CASH AND CASH EQUIVALENTS, end of period	$4,713	$6,470

LADISH CO., INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2008 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	June 30, 2008	December 31, 2007
Raw material and supplies	$35,484	$41,823
Work-in-process and finished goods	82,774	79,939
Less progress payments	(2,308)	(3,575)

Total inventories	$115,950	$118,187

(3)	Interest and Income Tax Payments

	For the Six Months Ended June 30,
	2008	2007
Interest paid, net of interest capitalized in the
amount of $964 and $225, respectively	$655	$1,508
Income taxes paid	7,988	4,149

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $6,065 and $1,775 as of June 30, 2008 and December 31, 2007, respectively.

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

The year-to-date tax provisions for 2008 and 2007 are based on annualized combined federal, state and foreign effective tax rates of 37.3% and 37.2%, respectively. The principal difference from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Domestic Production Activities deduction.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the six-month periods ended June 30, 2008 and 2007 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$446	$438	$77	$75
Interest cost	5,999	5,634	1,025	1,013
Expected return on plan assets	(7,857)	(7,765)	--	--
Amortization of prior service cost	201	207	7	7
Amortization of the net loss	1,815	1,881	3	10

Net periodic benefit cost	$604	$395	$1,112	$1,105

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $10,547 to its pension plans in 2008. As of June 30, 2008, the Company has made $1,971 of contributions to the pension plans versus $11,173 during the same period in 2007. The Company currently estimates its total contributions to its pension plans in 2008 will be $8,955.

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

The Company sold $30,000 of Series A senior notes (the “Series A Notes”) in a private placement to certain institutional investors on July 20, 2001. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004 through 2008, at which point the Series A Notes were retired.

On May 16, 2006, the Company sold $40,000 of Series B senior notes (the “Series B Notes”) in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 25, 2008. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At June 30, 2008, there were $13,900 of borrowings under the Facility and $21,100 was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’ Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the six months ended June 30, 2008. As of June 30, 2008, 7,336 options granted under the Plan remain outstanding and exercisable. During the first six months of 2008, 25,000 options were exercised (for cash of $206) and shares were issued from Treasury Stock. The reduction in accumulated other comprehensive loss is attributable to foreign currency exchange adjustments.

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

There are no new accounting pronouncements which would have a material impact upon the Company.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)

RESULTS OF OPERATIONS

Second Quarter 2008 Compared to Second Quarter 2007

Net sales for the three months ended June 30, 2008 were $118,959 compared to $113,594 for the same period in 2007. The 4.7% increase in net sales for the second quarter of 2008 versus 2007 was due to growth in all markets served by the Company along with the pass through to selling prices of the increase in costs for the raw materials utilized by the Company. Net sales in the second quarter of 2007 were positively impacted by recovery from equipment failures in the first quarter of 2007. Gross profit for the second quarter of 2008 was 13.0% of net sales in contrast to 19.3% of net sales in the second quarter of 2007 primarily as a result of the increased raw material costs in the second quarter of 2008 in comparison to the same period in 2007 thereby decreasing gross profit as a percent of net sales. In addition, gross profits for the second quarter of 2008 were negatively impacted by reduced by-product sales, higher energy expenses and reduced productivity associated with the learning curve of new employees.

Selling, general and administrative expenses, as a percentage of net sales, were 4.1% for the second quarter of 2008 compared to 3.6% for the same period in 2007. The increase in SG&A expenses between the periods was attributable to growth in employment to support capacity expansion.

Interest expense for the second quarter of 2008 was $241 in contrast to $708 for the same period in 2007. The lower interest expense in 2008 is due primarily to increased capitalization of interest expense on capital projects and reduced level of debt. During the second quarter of 2008, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. Series A and Series B senior notes bore interest at the rate of 7.19% and 6.14%, respectively, per annum. The Company had $13,900 of borrowings under the revolving line of credit facility and had $46,000 of senior notes outstanding at the end of the second quarter of 2008.

The 2008 and 2007 second quarter income tax provisions are based on effective tax rates of 37.3% and 37.4%, respectively. At December 31, 2007, the Company has $2,142 of domestic net operating loss (“NOL”) carryforwards which management expects to reduce future income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the second quarter of 2008 was $6,219, a decline from $10,761 in the second quarter of 2007. Profitability declined in the period due to the higher raw material prices, higher energy prices, reduced by-product sales and a less profitable mix of products in 2008. The Company’s contract backlog at June 30, 2008 was $618,836 as the Company received $106,405 of new orders in the second quarter of 2008, in comparison to backlogs of $543,123 and $610,979 at June 30, 2007 and December 31, 2007, respectively, and $105,793 of new orders in the second quarter of 2007.

First Six Months 2008 Compared to First Six Months 2007

Net sales for the first half of 2008 were $236,156, an 11.8% increase over $211,260 of net sales for the same period in 2007. The increase in revenues for 2008 is attributable to continued strong demand in all markets served by the Company and higher costs for raw materials used by the Company as the Company is able to pass along those higher material costs to its customers. The higher raw material costs along with higher energy costs resulted in the Company’s cost of sales increasing to 87.2% in the first six months of 2008 in contrast to 83.1% for the equivalent period in 2007. Gross profits, therefore, fell to 12.8% of net sales in 2008 from 16.9% in 2007.

The first six months of 2008 had selling, general and administrative expenses of $9,244 or 3.9% of sales in comparison to $8,048 or 3.8% of sales in the first six months of 2007. The $1,196 increase in SG&A expense is due to higher sales and the percentage growth is due to higher employment levels in 2008.

The Company had $680 of interest expense in the first half of 2008 in contrast to $1,506 of interest expense in the same period of 2007. The interest expense reduction in 2008 resulted from lower interest rates and the capitalization of interest expense related to capital projects. The Company also had other expense of $884 in the first half of 2008 which was related to foreign currency exchange in Poland and the costs associated with searching for a location for a new casting facility in Mexico. During the same period of 2007, the Company had other income of $270 due primarily from the gain on the sale of used equipment.

Income tax provisions of 37.3% and 37.2%, respectively, were recorded for the first six months of 2008 and 2007. The principle difference from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Domestic Production Activities deduction.

The Company’s net income for the first six months of 2008 was $12,202 in contrast to $16,529 for the same period in 2007. The decline in net income is due to higher raw material prices, higher energy prices and consumption, reduced by-product sales and a less profitable product mix. June 30, 2008 contract backlog at the Company was $618,836 in comparison to $543,123 at June 30, 2007. The Company received $239,119 of new orders in the first half of 2008 versus $256,150 of new orders in the same period of 2007.

Liquidity and Capital Resources

The Company’s cash position as of June 30, 2008 is $1,239 less than its position at December 31, 2007. For the first six months of 2008, the Company generated $14,284 of cash from operating activities in contrast to producing $20,984 of cash from operations in the same period of 2007. The Company expended $22,893 and $16,292 of cash on capital expenditures in the first six months of 2008 and 2007, respectively.

On July 20, 2001, the Company sold $30,000 of Series A Notes in a private placement to certain institutional investors. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004 through 2008, at which time the Series A Notes were retired.

On May 16, 2006, the Company sold $40,000 of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the third year.

In addition, the Company and a syndicate of Lenders have entered into the Facility which was most recently renewed on April 25, 2008. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At June 30, 2008, there were $13,900 of borrowings under the Facility and $21,100 of credit was available pursuant to the terms of the Facility.

As of December 31, 2007, the Company has domestic NOL carryforwards of $2,142 that were generated prior to its 1993 reorganization.

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

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 8, 2008 Annual Meeting of the Stockholders of the Company, the Stockholders were asked to vote on the election of a New Board of Directors for the next year or until their successors are duly elected. The following table reflects the results of the election:

Director Name	Authority Granted	Authority Withheld
Lawrence W. Bianchi	13,200,539	648,010
James C. Hill	13,467,665	380,884
Leon A. Kranz	13,462,174	386,375
J. Robert Peart	13,463,465	385,084
John W. Splude	13,462,365	386,184
Kerry L. Woody	13,545,830	302,719

The Stockholders were also asked to ratify the action taken by the Audit Committee of the Board of Directors in selecting the audit firm Grant Thornton LLP as the independent auditors of the Company for the year ending December 31, 2008. The Stockholders approved this action by the following vote:

For	Against	Abstain
13,819,146	22,013	7,388

Item 5. Other Information

On July 9, 2008, the Company acquired all of the outstanding equity of Aerex Manufacturing, Inc. (“Aerex”) for approximately $13,900. Located in South Windsor, CT, Aerex provides precision machining of titanium components for the aerospace industry.

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

LADISH CO., INC.
Date: August 1, 2008	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary