Form 10-Q
period 2008-09-30
LADISH CO INC
filed 2008-11-03
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended         September 30, 2008

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

Large accelerated filer	Accelerated filer X	Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, $0.01 Par Value	15,901,216

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net sales	$120,761	$105,027	$356,917	$316,287
Cost of sales	102,568	89,922	308,396	265,547

Gross profit	18,193	15,105	48,521	50,740
Selling, general and administrative expenses	6,077	4,097	15,321	12,145

Income from operations	12,116	11,008	33,200	38,595
Other income (expense):
Interest expense	(338)	(572)	(1,018)	(2,078)
Other, net	56	29	(828)	299

Income before income tax provision
and minority interest	11,834	10,465	31,354	36,816
Income tax provision	1,373	3,968	8,654	13,770
Minority interest in net earnings of subsidiary	26	18	63	38

Net income	$10,435	$6,479	$22,637	$23,008

Basic earnings per share	$0.70	$0.45	$1.54	$1.59
Diluted earnings per share	$0.70	$0.45	$1.54	$1.58
Basic weighted average shares outstanding	14,979,002	14,524,010	14,695,315	14,509,938
Diluted weighted average shares outstanding	14,981,118	14,548,642	14,698,048	14,547,521

LADISH CO., INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets	(unaudited) September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$5,939	$5,952
Accounts receivable, less allowance of $84 and $88 at each date	85,625	75,226
Inventories	143,025	118,187
Deferred income taxes	4,190	4,590
Prepaid expenses and other current assets	7,070	1,800

Total current assets	245,849	205,755
Property, plant and equipment:
Land and improvements	6,196	6,184
Buildings and improvements	61,064	55,237
Machinery and equipment	213,581	193,783
Construction in progress	63,272	31,516

	344,113	286,720
Less – accumulated depreciation	(151,103)	(142,610)

Net property, plant and equipment	193,010	144,110
Deferred income taxes	14,374	16,722
Goodwill	52,852	8,931
Other assets	7,503	5,933

Total assets	$513,588	$381,451

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,589	$42,116
Senior bank debt	26,200	7,500
Senior notes	--	6,000
Accrued liabilities:
Pensions	546	243
Postretirement benefits	3,765	3,765
Wages and salaries	6,211	5,285
Taxes, other than income taxes	261	279
Interest	1,234	523
Profit sharing	2,454	3,273
Paid progress billings	3,978	503
Other	6,961	5,413

Total current liabilities	106,199	74,900
Noncurrent liabilities:
Senior notes	90,000	40,000
Postretirement benefits	30,426	31,689
Pensions	17,464	24,655
Officers’ deferred compensation	5,900	5,586
Other noncurrent liabilities	4,400	2,570

Total liabilities	254,389	179,400
Minority interest in equity of subsidiary	561	497
Stockholders’ equity:
Common stock – authorized 100,000,000, issued 15,907,552 and 14,605,591
shares at each date of $.01 par value	159	146
Additional paid-in capital	158,783	125,158
Retained earnings	129,716	107,079
Treasury stock, 6,336 and 71,124 shares of common stock, respectively,
at each date at cost	(46)	(521)
Accumulated other comprehensive loss	(29,974)	(30,308)

Total stockholders’ equity	258,638	201,554

Total liabilities and stockholders’ equity	$513,588	$381,451

LADISH CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Nine Months Ended September 30,
	(unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,637	$23,008
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	9,696	8,354
Charge in lieu of taxes related to goodwill	30	29
Deferred income taxes	3,000	5,106
Minority interest in net earnings of subsidiary	63	38
(Gain) loss on disposal of property, plant and equipment	154	(175)
Changes in assets and liabilities:
Accounts receivable	(2,083)	(12,866)
Inventories	(4,940)	(11,885)
Other assets	(6,462)	(3,549)
Accounts payable and accrued liabilities	6,735	15,935
Other liabilities	(6,797)	1,919

Net cash provided by operating activities	22,033	25,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(40,193)	(25,766)
Proceeds from sale of property, plant and equipment	210	328
Purchase of ZKM stock	--	(110)
Acquisition of businesses net of cash acquired	(40,271)	--

Net cash used in investing activities	(80,254)	(25,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior bank debt	18,700	4,200
Proceeds from senior notes	50,000	--
Repayment of senior notes	(6,000)	(6,000)
Repayment of subsidiary debt	(4,610)	--
Deferred financing costs	(299)	--
Proceeds from exercise of stock options	215	289

Net cash provided by (used in) financing activities	58,006	(1,511)

Effect of exchange rate changes on cash and cash equivalents	202	198

DECREASE IN CASH AND CASH EQUIVALENTS	(13)	(947)
CASH AND CASH EQUIVALENTS, beginning of period	5,952	3,431

CASH AND CASH EQUIVALENTS, end of period	$5,939	$2,484

LADISH CO., INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2008 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	September 30, 2008	December 31, 2007
Raw material and supplies	$36,218	$41,823
Work-in-process and finished goods	108,844	79,939
Less progress payments	(2,037)	(3,575)

Total inventories	$143,025	$118,187

(3)	Interest and Income Tax Payments

	For the Nine Months Ended September 30,
	2008	2007
Interest paid, net of interest capitalized in the
amount of $1,731 and $437, respectively	$570	$1,745
Income taxes paid	8,453	9,401

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $9,032 and $1,775 as of September 30, 2008 and December 31, 2007, respectively.

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

The year-to-date tax provisions for 2008 and 2007 are based on annualized combined federal, state and foreign effective tax rates of 27.6% and 37.4%, respectively. The principal difference from the expected federal tax rate of 35% in 2007 is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Domestic Production Activities deduction. The reduction in the tax rate for 2008 is due to the Company recognizing a federal tax credit of $5,304 in the third quarter of 2008 for research and development expenses incurred by the Company in prior years. These tax credits have been realized on the Company’s 2007 tax return along with its 2005 and 2006 tax returns, as amended. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” the Company evaluated the uncertainties of its tax position with respect to the above tax credit and only recognized ninety percent (90%) of the valuation of said credit in its financial statements dated September 30, 2008.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the nine-month periods ended September 30, 2008 and 2007 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$668	$656	$116	$112
Interest cost	8,998	8,450	1,536	1,520
Expected return on plan assets	(11,785)	(11,647)	--	--
Amortization of prior service cost	301	311	11	11
Amortization of the net loss	2,723	2,822	4	14

Net periodic benefit cost	$905	$592	$1,667	$1,657

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to contribute $10,547 to its pension plans in 2008. As of September 30, 2008, the Company has made $7,643 of cash contributions to the pension plans versus $51 during the same period in 2007. On September 10, 2008 and on January 3, 2007, the Company contributed common stock with market values of $915 and $11,124, respectively, to the pension plans. The Company currently estimates its total contributions to its pension plans in 2008 will be $8,955.

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

On September 2, 2008, the Company sold $50,000 of Series C senior notes (the “Series C Notes”) in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.

The Company and a syndicate of Lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 25, 2008. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At September 30, 2008, there were $26,200 of borrowings under the Facility and $8,800 was available pursuant to the terms of the Facility.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted in the nine months ended September 30, 2008. As of September 30, 2008, 6,336 options granted under the Plan remain outstanding and exercisable. During the first nine months of 2008, 26,000 options were exercised (for cash of $215) and shares were issued from Treasury Stock. During the third quarter of 2008, the Company issued 1,301,961 new shares of common stock as a part of the consideration for the acquisition of two businesses. The reduction in accumulated other comprehensive loss is attributable to foreign currency exchange adjustments.

(11)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, six asbestos cases in Illinois and one asbestos case in California. As of the date of this filing, the Company has been dismissed from a majority of the cases in Mississippi, all of the cases in Illinois and the one case in California. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.

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

(12)	New Accounting Pronouncements

There are no new accounting pronouncements which would have a material impact upon the Company.

(13)	Acquisitions

On July 9, 2008, the Company acquired all of the outstanding equity of Aerex Manufacturing, Inc. (“Aerex”) for a combined cash, $13,000, and stock consideration, 45,750 shares, of approximately $14,000. Located in South Windsor, CT, Aerex provides precision machining of titanium components for the aerospace industry.

The Company acquired all of the outstanding equity of Chen-Tech Industries, Inc. (“Chen-Tech”) on September 4, 2008 for a combined cash, $29,750, and stock consideration, 1,256,211 shares, of approximately $59,100. Chen-Tech is a highly regarded forger of nickel and titanium rotating components for commercial and military jet engines. The Chen-Tech facility is located in Irvine, California.

At this time, the Company has not finalized its valuation of fixed assets for the opening balance sheets of the above two acquisitions.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)

RESULTS OF OPERATIONS

Third Quarter 2008 Compared to Third Quarter 2007

Net sales for the three months ended September 30, 2008 were $120,761 compared to $105,027 for the same period in 2007. The 15% increase in net sales for the third quarter of 2008 versus 2007 was due to growth in all markets served by the Company along with the pass through to selling prices of the increase in costs for the raw materials utilized by the Company. Net sales in the third quarter also increased due to acquisitions of Chen-Tech in September 2008 and Aerex in July 2008. See Footnote (13) Acquisitions or Item 5. Other Information. Gross profit for the third quarter of 2008 was 15.1% of net sales in contrast to 14.4% of net sales in the third quarter of 2007 primarily as a result of improved product mix in the third quarter of 2008 in comparison to the same period in 2007 thereby increasing gross profit as a percent of net sales.

Selling, general and administrative expenses, as a percentage of net sales, were 5.0% for the third quarter of 2008 compared to 3.9% for the same period in 2007. The increase in SG&A expenses between the periods was partially attributable to growth in employment to support capacity expansion. The primary increase to SG&A expenses in the third quarter of 2008 was a one-time expense for contingent professional fees of $1,000 associated with the Company’s recognition of $5,304 in federal tax credits for research and development expenses in prior years.

Interest expense for the third quarter of 2008 was $338 in contrast to $572 for the same period in 2007. The lower interest expense in 2008 is due primarily to increased capitalization of interest expense on capital projects and reduced interest rates. During the third quarter of 2008, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% per annum. Series A, Series B and Series C senior notes bore interest at the rate of 7.19%, 6.14% and 6.41%, respectively, per annum. The Company had $26,200 of borrowings under the revolving line of credit facility and had $90,000 of senior notes outstanding at the end of the third quarter of 2008.

The 2008 and 2007 third quarter income tax provisions are based on effective tax rates of 11.6% and 37.9%, respectively. The reduction in the tax rate for 2008 is attributable to the Company’s recognition of $5,304 as a tax credit due to research and development expenses incurred by the Company in prior years. At December 31, 2007, the Company has $2,142 of domestic net operating loss (“NOL”) carryforwards which management expects to reduce future income taxes payable. For financial statement purposes, the Company previously recorded a deferred tax asset for the tax benefits attributable to the NOL carryforwards. Therefore, the Company uses an effective tax rate which reflects federal and state taxes without a reduction for actual NOL usage. See Note 6 to the consolidated financial statements and “Liquidity and Capital Resources.”

The Company’s net income for the third quarter of 2008 was $10,435, an increase from $6,479 in the third quarter of 2007. Profitability increased in the period due to the higher sales, an improved product mix and a lower effective tax rate in 2008. The Company’s contract backlog at September 30, 2008 was $672,550 as the Company received $93,360 of new orders in the third quarter of 2008, in comparison to backlogs of $574,506 and $610,979 at September 30, 2007 and December 31, 2007, respectively, and $136,243 of new orders in the third quarter of 2007.

First Nine Months 2008 Compared to First Nine Months 2007

Net sales for the first nine months of 2008 were $356,917, a 13% increase over $316,287 of net sales for the same period in 2007. The increase in revenues for 2008 is attributable to continued strong demand in all markets served by the Company and higher costs for raw materials used by the Company that are passed through to customers. The growth in net sales in 2008 was also a reflection of the acquisitions of Aerex and Chen-Tech in the third quarter. Higher raw material costs along with higher energy costs resulted in the Company’s cost of sales increasing to 86.4% in the first nine months of 2008 in contrast to 84.0% for the equivalent period in 2007. Gross profits, therefore, fell to 13.6% of net sales in 2008 from 16.0% in 2007.

The first nine months of 2008 had selling, general and administrative expenses of $15,321 or 4.3% of sales in comparison to $12,145 or 3.8% of sales in the first nine months of 2007. The $3,176 increase in SG&A expense is partially due to higher sales and the percentage growth is due to higher employment costs in 2008. The primary increase to SG&A expense in the first nine months of 2008 was a one-time expense, recognized in the third quarter, for contingent professional fees of $1,000 associated with the Company’s recognition of $5,304 in federal tax credits for research and development expenses in prior years.

The Company had $1,018 of interest expense in the first nine months of 2008 in contrast to $2,078 of interest expense in the same period of 2007. The interest expense reduction in 2008 resulted from lower interest rates and the higher capitalization of interest expense related to capital projects. The Company also had other expense of $828 in the first nine months of 2008 which was related to foreign currency exchange in Poland and the costs associated with searching for a location for a new casting facility in Mexico. During the same period of 2007, the Company had other income of $299 due primarily from the gain on the sale of used equipment.

Income tax provisions of 27.6% and 37.4%, respectively, were recorded for the first nine months of 2008 and 2007. The principle difference from the expected federal tax rate of 35% in 2007 is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Domestic Production Activities deduction. The reduction in the tax rate for 2008 is attributable to the Company’s recognition of $5,304 as a tax credit due to research and development expenses incurred by the Company in prior years.

The Company’s net income for the first nine months of 2008 was $22,637 in contrast to $23,008 for the same period in 2007. The decline in net income is due to higher raw material prices, higher energy prices and consumption, lower by-product sales and a less profitable product mix, offset by a lower effective tax rate. September 30, 2008 contract backlog at the Company was $672,550 in comparison to $574,506 at September 30, 2007. The Company received $332,479 of new orders in the first nine months of 2008 versus $392,393 of new orders in the same period of 2007.

Liquidity and Capital Resources

The Company’s cash position as of September 30, 2008 and at December 31, 2007 was unchanged. For the first nine months of 2008, the Company generated $22,033 of cash from operating activities in contrast to producing $25,914 of cash from operations in the same period of 2007. The Company expended $40,193 and $25,766 of cash on capital expenditures in the first nine months of 2008 and 2007, respectively.

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

On September 2, 2008, the Company sold $50,000 of Series C senior notes (the “Series C Notes”) in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.

In addition, the Company and a syndicate of Lenders have entered into the Facility which was most recently renewed on April 25, 2008. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25%. At September 30, 2008, there were $26,200 of borrowings under the Facility and $8,800 of credit was available pursuant to the terms of the Facility.

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

Item 4.    Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Stockholders for a vote during the three-month period ending on September 30, 2008.

Item 5.    Other Information

On July 9, 2008, the Company acquired all of the outstanding equity of Aerex for a combined cash, $13,000, and stock consideration, 45,750 shares, of approximately $14,000. Located in South Windsor, CT, Aerex provides precision machining of titanium components for the aerospace industry.

The Company acquired all of the outstanding equity of Chen-Tech on September 4, 2008 for a combined cash, $29,750, and stock consideration, 1,256,211 shares, of approximately $59,100. Chen-Tech is a highly regarded forger of nickel and titanium rotating components for commercial and military jet engines. The Chen-Tech facility is located in Irvine, California.

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

LADISH CO., INC.
Date: October 31, 2008	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary