Form 10-K
period 2008-12-31
LADISH CO INC
filed 2009-03-04
CIK 814250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-23539
Ladish Co., Inc.
(Exact name of registrant as specified in its charter)

Wisconsin (State of Incorporation)	31-1145953 (I.R.S. Employer Identification No.)

5481 S. Packard Avenue Cudahy, Wisconsin (Address of principal executive offices)	53110 (Zip Code)
Registrant’s telephone number, including area code: (414) 747-2611
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	Nasdaq

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant was $299,736,187 as of June 30, 2008.
15,901,216
(Number of Shares of common stock outstanding as of March 3, 2009)

(Continued on reverse side)

(Continued from cover page)
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Documents*	Portions of Documents are Incorporated

Proxy Statement for 2009 Annual Meeting of Stockholders	Part III, Item 10.	Directors and Executive Officers of the Registrant

	Part III, Item 11.	Executive Compensation

	Part III, Item 12.	Security Ownership of Certain Beneficial Owners and Management

	Part III, Item 13.	Certain Relationships and Related Transactions

	Part III, Item 14.	Principal Accountant Fees and Services

*	Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

PART 1
Item 1. Business
General
Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 77% of the Company’s 2008 billings were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 31% of the Company’s 2008 billings were derived from sales, directly or through prime contractors, under United States government contracts or under contracts with allies of the United States government, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 20% market share in the jet engine component field.
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

	Years Ended December 31,
	2006		2007		2008
	(Dollars in millions)
Jet Engine Components	$231	62%	$238	56%	$239	51%
Aerospace Components	69	19%	102	24%	124	26%
General Industrial Components	69	19%	85	20%	107	23%

Total	$369	100%	$425	100%	$470	100%

Manufacturing
Ladish offers one of the most complete range of forging, investment casting and precision machining services in the world. The Company employs all major forging processes, including open and closed-die hammer and press forgings, as well as ring-rolling, and also produces near-net shape aerospace components through isothermal forging and hot-die forging techniques. Closed-die forging involves hammering or pressing heated metal into the required shape and size by utilizing machined impressions in specially prepared dies which exert three-dimensional control on the heated metal. Open-die forging involves the hammering or pressing of metal into the required shape without such three-dimensional control, and ring-rolling involves rotating heated metal rings through presses to produce the desired shape. Investment casting involves the creation of precise wax molds which are dipped, autoclaved and cast to create near-net components for the aerospace industry. The Company’s precision machining services focus on the milling and turning of components for the aerospace industry.
Much of the Company’s business is capital intensive, requiring large and sophisticated forging, casting, machining and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer, isothermal press and ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish’s 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Ladish is in the process of qualifying a new 12,500-ton isothermal press which is expected to be operational in 2009. Much of the domestic forging equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.
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
The research and development of jet engine components is actively supported by the Company’s Advanced Materials and Process Technology Group. The Company’s long-standing commitment to research and development is evidenced by its industry-recognized materials and process advancements. The experienced staff and fully equipped research facilities support Ladish sales through customer-funded projects. Management believes that these research efforts position the Company to participate in future growth in demand for critical advanced jet engine components.
Customers
The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 50%, 50% and 47% of the Company’s revenues in 2006, 2007 and 2008, respectively. Net sales to Rolls-Royce were 28%, 28% and 23%, United Technologies 14%, 15% and 15% and General Electric 8%, 7% and 9% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s net sales.
Caterpillar, Boeing, Techspace Aero and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.

U.S. exports accounted for approximately 51%, 49% and 46% of total Company net sales in 2006, 2007 and 2008, respectively. U.S. exports to England constituted approximately 28%, 29% and 25%, respectively in the above years, of total Company net sales.
A substantial portion of the Company’s revenues is derived from long-term, fixed price contracts with major engine and aircraft manufacturers. These contracts are typically “requirements” contracts under which the purchaser commits to purchase a given portion of its requirements of a particular component from the Company, and provide the Company with the ability to adjust prices based on raw material price fluctuation. Actual purchase quantities are typically not determined until shortly before the year in which products are to be delivered. The Company attempts to minimize its risk by entering into fixed-price contracts with its raw material suppliers. Additionally, a portion of the Company’s revenue is directly or indirectly related to government spending, particularly military and space program spending.
Research and Development
The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.2 million, $2.9 million and $3.1 million on applied research and development work during 2006, 2007 and 2008, respectively. Customers reimbursed the Company for $1.6 million, $1.2 million and $1.3 million of the foregoing research and development expenses in 2006, 2007 and 2008, respectively.
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
The Company’s most significant raw materials consist of nickel and titanium alloys. Its principal suppliers of nickel alloys include Carpenter Technology, Special Metals Corporation and Allegheny Technologies, Inc. (“ATI”). Its principal suppliers of titanium alloys are Titanium Metals Corporation of America (“Timet”), ATI and RTI International. The Company typically has fixed-price contracts with its suppliers.
In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management to reduce overall lead times and the total cost of raw materials. However, with the upturn in demand in the markets served by the Company in 2007 and 2008, raw material lead times have been extended and prices have increased. In 2009, the Company expects raw material prices to decline and lead times to shorten as demand for material eases due to the global economic downturn. The Company attempts to protect against raw material price escalation by passing those price increases directly to the Company’s customers.
Energy
The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company’s 2007 and 2008 results. With the reduction of natural gas prices, the Company expects energy to have a reduced impact on 2009 results. The Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, however, the level of price fluctuation and lack of availability are not within the control of the Company.
Backlog
The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $500 million, $611 million and $629 million as of December 31, 2006, 2007 and 2008, respectively. The Company’s backlog in 2008 also benefited from the acquisition of Aerex LLC (“Aerex”) and Chen-Tech Industries, Inc. (“Chen-Tech”). In 2007, the Company received approximately $534 million in new orders and in 2008 the Company received $408 million in new orders as the backlog and order activity were negatively impacted by a strike at Boeing and the unsettled economic climate.
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
Website Access to Company Reports
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.ladishco.com as soon as reasonably practicable after such material is filed electronically with the SEC. The Company’s Form 14 Proxy Statement for the 2009 annual stockholders’ meeting is available on the Company’s website. The Company’s Code of Conduct is available on the Company’s website and in printed form upon request. Also, copies of the Company’s annual report will be made available, free of charge, upon written request.
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

Forward Looking Statements
Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:

•	Market conditions and demand for the Company’s products	•	Competition
•	Interest rates and capital costs	•	Technologies
•	Unstable governments and business conditions in emerging economies	•	Raw material and energy prices
•	Health care costs
•	Legal, regulatory and environmental issues	•	Taxes
Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Employees
As of December 31, 2008, domestically, the Company had approximately 1,380 employees, of whom 1,060 were engaged in manufacturing functions, 70 in executive and administrative functions, 200 in technical functions, and 50 in sales and sales support. At such date, approximately 675 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. Internationally, the Company had approximately 660 employees in Poland as of December 31, 2008, approximately two-thirds of which are represented by trade unions.

		Number of Employees
		Represented by Collective
Union	Expiration Date	Bargaining Agreement
International Association of Machinists & Aerospace Workers, Local 1862	February 26, 2012	256

International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers & Helpers, Subordinate Lodge 1509	October 1, 2012	209

International Federation of Professional & Technical Engineers, Technical Group, Local 92	August 19, 2012	103

International Association of Machinists & Aerospace Workers, Die Sinkers, Local 140	March 26, 2012	58

Office & Professional Employees International Union, Clerical Group, Local 35	July 15, 2013	23

International Brotherhood of Electrical Workers, Local 662	November 11, 2012	23

Service Employees International, Local 1	April 22, 2012	5

Executive Officers of the Company

Name	Age	Position
Kerry L. Woody	57	President & CEO and Director
Wayne E. Larsen	54	Vice President Law/Finance & Secretary
Lawrence C. Hammond	61	Vice President, Human Resources
Gary J. Vroman	49	President — Ladish Forging, LLC (“Forging”)
Randy B. Turner	59	President — Pacific Cast Technologies, Inc. (“PCT”)
John Delaney	59	President — Stowe Machine Co., Inc. (“Stowe”)
Robert C. Miller	58	President — Valley Machining, Inc. (“Valley”)
Jozef Burdzy	57	President — Zaklad Kuznia Matrycowa Sp. z o.o. (“ZKM”)
Shannon J. S. Ko	66	President — Chen-Tech
Armund N. Ek	74	President — Aerex
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
Reduction in Government Spending
Since 2002, approximately one-quarter of our annual revenues have been derived from the government-sponsored aerospace industry, an industry that is dependent upon government budgets and, in particular, the United States government budget. There can be no assurance that U.S. defense and space budgets and the related demand for defense and space equipment will continue or that sales of defense and space equipment to foreign governments will continue at present levels.
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
Reliance on Major Customers
Our three largest customers accounted for approximately 50%, 50% and 47% of our revenues in 2006, 2007 and 2008, respectively. Because of the small number of customers for some of our principal products, those customers exercise significant influence over our prices and other terms of trade. The loss of any of our largest customers could have a material adverse effect on our financial condition and results of operations. The labor strike at Boeing during the second half of 2008 had a negative impact upon the entire commercial aviation industry including the Company.
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
Labor Contracts
Approximately 49% of our domestic employees are represented by seven collective bargaining units. Contracts were historically renegotiated every three years with each union. Six of the unions in 2006 and one union in 2007 entered into six-year agreements with the Company. While we do not expect that work stoppages will arise in connection with the renewal of labor agreements expiring in the foreseeable future, no assurance can be given that work stoppages will not occur. An extended or widespread work stoppage could have a material adverse effect on our results of operations.
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

We have several pension plans, all of which are underfunded. The aggregate actuarially determined liability recorded for these pension plans on the balance sheet at December 31, 2008 was approximately $70.6 million. The decline in the equity market in the United States in 2008 had a negative impact upon the level of assets in the pension trust of the Company.
The actuarially determined liability recorded for postretirement health care and life insurance benefits on the balance sheet at December 31, 2008 was approximately $33.3 million and will be paid as incurred.
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
Risks Associated with International Operations
We purchase products from and supply products to businesses located outside of the United States. In fiscal 2008, approximately 59% of our total sales were attributable to non-U.S. customers. A number of risks inherent in international business could have a material adverse effect on our future results of operations, including:

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
Item 1B. Unresolved Staff Comments
The Company has no unresolved comments from the Commission staff.

Item 2. Properties
The following table sets forth the location and size of the Company’s seven facilities:

	Approximate Acreage	Approximate Square Footage
Forging — Cudahy, Wisconsin	140.0	1,650,000
Stowe — Windsor, Connecticut	8.2	40,000
PCT — Albany, Oregon	14.0	110,000
Valley — Coon Valley, Wisconsin	3.0	40,000
ZKM — Stalowa Wola, Poland	70.0	820,000
Chen-Tech — Irvine, California	2.0	55,000
Aerex — Windsor, Connecticut	1.0	15,000
The above facilities, except for Chen-Tech and Aerex, are owned by the Company.
The Company believes that its facilities are well maintained, are suitable to support the Company’s business and are adequate for the Company’s present and anticipated needs. While the rate of utilization of the Company’s manufacturing equipment is not uniform, the Company estimates that its facilities overall are currently operating at approximately 70% of capacity.
The principal executive offices of the Company are located at 5481 South Packard Avenue, Cudahy, Wisconsin 53110. Its telephone number at such address is (414) 747-2611.
Item 3. Legal Proceedings
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, Illinois, Wisconsin and California. As of December 31, 2008, the Company has been dismissed from the case in California and the majority of the claims in Mississippi, and had two claims remaining in Illinois and one in Wisconsin. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.
The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2006, 2007 and 2008. At December 31, 2008 there were an estimated 2,500 beneficial holders of the Company’s common stock.

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2007		December 31, 2008
	High	Low	High	Low	High	Low
First quarter	$29.00	$21.96	$44.40	$35.08	$41.94	$32.90
Second quarter	$41.00	$27.42	$44.39	$37.22	$37.35	$20.59
Third quarter	$38.60	$27.36	$56.21	$40.96	$27.56	$18.75
Fourth quarter	$37.08	$27.72	$59.30	$40.03	$19.74	$11.47
The Company has not paid cash dividends and currently intends to retain all its earnings to reduce debt and to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.
TOTAL SHAREHOLDER RETURN
The following graph compares the period percentage change in Ladish’s cumulative total shareholder return on its common stock, assuming dividend reinvestment, with the cumulative total return of (i) the Russell 2000 Small Cap Index, and (ii) a peer group from the Company’s industry, for the period of December 31, 2002 to December 31, 2008. The Company’s peer group is comprised of PCC, ATI, Timet and SIFCO Industries, Inc.

	Dec-31-03	Dec-31-04	Dec-31-05	Dec-31-06	Dec-31-07	Dec-31-08
Ladish	8.12	11.60	22.35	37.08	43.19	13.85
Russell 2000	556.91	651.57	673.22	796.89	765.90	499.45
Industry Peers	16.99	26.29	67.53	73.05	86.93	24.94

Item 6. Selected Financial Data
The selected financial data of the Company for each of the last five fiscal years are set forth below.
The data below should be read in conjunction with the Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	(Dollars in millions, except earnings per share)
INCOME STATEMENT DATA	2004	2005	2006	2007	2008
Net sales	$208.707	$266.841	$369.290	$424.631	$469.466
Income from operations	7.755	23.847	48.960	52.319	39.538
Interest expense	2.125	2.072	3.548	2.528	1.971
Net income	3.754	13.715	28.481	32.288	32.205
Basic earnings per share	0.28	1.00	2.01	2.22	2.15
Diluted earnings per share	0.28	0.98	2.00	2.22	2.15
Dividends paid	—	—	—	—	—
Shares used to compute earnings per share:
Basic	13,285,582	13,781,586	14,136,946	14,516,120	14,998,437
Diluted	13,387,911	13,931,539	14,205,641	14,550,258	15,000,844

	December 31,
BALANCE SHEET DATA	2004	2005	2006	2007	2008
Total assets	$223.973	$296.556	$329.060	$381.833	$509.466
Net working capital	56.752	71.116	123.764	130.855	138.910
Total debt	24.000	45.000	54.100	53.500	118.900
Stockholders’ equity	122.424	117.469	152.670	201.554	223.411
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
2008 was a significant year in the 103-year history of Ladish. The Company made meaningful progress in positioning itself for long-term growth by the actions it took, both internally and externally, during the course of 2008. To support organic expansion, Ladish spent a record $49.8 million on capital expenditures in the year. This capital was directed mainly toward completing the new 12,500-ton isothermal forging press at Forging, installing a new melting furnace and facility expansion at PCT and added machining and inspection facilities at ZKM and Valley. Externally, Ladish made two key strategic acquisitions with the purchases of Aerex and Chen-Tech. The acquisition of Aerex, with its finishing machining expertise, solidifies Ladish’s position in the supply chain for helicopter components. Chen-Tech brings additional hot-die forging expertise and increased market share for jet engine components on single-aisle and regional aircraft. Collectively, the capital expenditures and acquisitions have provided Ladish with at least $125 million of new capacity for growth in some of the Company’s most profitable market niches.
While Ladish was positioning itself for market growth and capacity expansion in 2008, Ladish was not immune from two major, negative external events in the aerospace industry. The global economic financial downturn and resultant credit crisis have not impacted the aerospace industry as much as others, but there has been an effect and Ladish has felt it. Also, the prolonged labor strike at Boeing in the second half of 2008 had a negative result for suppliers such as Ladish as shipments were deferred and production schedules were adjusted on numerous occasions.

In the face of the foregoing challenges, Ladish did manage to ship $469.5 million of product in 2008. In spite of an 11% increase in net sales in 2008, earnings declined for a number of reasons. Largely due to the credit crisis and the Boeing strike, the product mix at Ladish shifted unfavorably at Ladish as jet engine components went from 56% of sales to 51% and correspondingly, industrial components increased from 20% to 23% of sales. This shift in product mix toward components with lower profit margins was an impediment to earnings in 2008. Ladish believes this trend will stabilize in 2009 and improve in 2010 and beyond as Boeing and Airbus bring new aircraft to the market and Ladish is able to utilize its expanded capacity for incremental sales.
Raw material remained a challenge for Ladish in 2008. Although performance of suppliers improved from 2007 levels, fluctuating market prices and price guarantees implemented by the Company’s customers disrupted the supply chain and negatively affected the Company’s cost of goods. The by-product market for the material Ladish recycles was severely depressed in 2008 and as a result Ladish did not receive a sufficient level of proceeds to offset its cost of goods, and raw material increased from 46% to 49% of Ladish’s costs.
The Company benefited in 2008 from a combined tax rate of 15.4%. This lower tax rate was the result of Ladish recognizing a $5.5 million research and development tax credit in the third quarter of the year, a significant state tax savings from apportionment and a $1.9 million foreign economic zone credit from ZKM for prior investments in that operation.
Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net sales in 2008 were $469.5 million, a 10.6% increase over the $424.6 million of net sales in 2007. The sales growth in 2008 was due to the continued strength of Ladish’s markets and the acquisitions of Aerex and Chen-Tech in the third quarter of 2008. In 2008, cost of sales for the Company was 87% of net sales in comparison to 84% of net sales in 2007.
The Company’s SG&A expense in 2008 was $19.8 million, or 4.2% of net sales. In 2007, SG&A expense was 3.9% of net sales. The percentage increase in SG&A expense is attributed to growth in employment to support capacity expansion and higher professional fees associated with tax planning.
In 2008, the Company’s interest expense was $2.0 million in comparison to $2.5 million in 2007. The decrease in interest expense in 2008 was the result of a larger amount of interest capitalized associated with the capacity expansion programs at the Company. Total interest increased in 2008 as the Company incurred additional debt to support the acquisition of Aerex and Chen-Tech. The following table reflects the Company’s treatment of interest for the years 2007 and 2008:

(Dollars in millions)	2007	2008
Interest expensed	$2.528	$1.971
Interest capitalized	0.795	2.418

Total	$3.323	$4.389

Pretax income in 2008 was $38.3 million, an $11.9 million reduction from the 2007 pretax income level. The decline in pretax income was due to product mix and under-absorbed fixed costs.
Tax expense for 2008 was $5.9 million, which equated to an effective tax rate of 15.4%. In 2007, the Company experienced an effective tax rate of 35.5%. The reduction in tax rate is mainly attributed to the

Company recognizing a significant tax savings from the recognition of a $5.5 million research and development tax credit in the third quarter of 2008 and a $1.9 million foreign economic zone credit.
Net income in 2008 was $32.2 million, which equates to $2.15 per share on a fully-diluted basis. Net income was similar to 2007 levels but declined as a percentage of sales due to higher raw material and energy costs, a less profitable mix of products sold and inefficiencies associated with expanding manufacturing capacity, offset by the aforementioned tax savings and the capitalization of interest expense to capital projects.
The Company booked $408 million of new orders in 2008 in comparison to $534 million of new orders in 2007. The decline in orders was associated with the Boeing labor stoppage in the third quarter of 2008 and general, global economic conditions.
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
Liquidity and Capital Resources
The Company’s cash position as of December 31, 2008 is $1 million less than its position at December 31, 2007. The 2008 decrease in cash is due to $49.8 million in capital expenditures, pension contributions and decreased payables partially offset by decreases in inventory and receivables. Cash flow from operations in 2008 was $11.1 million less than cash flow from operations in 2007 primarily due to $7.4 million of increased cash pension contributions.
On July 20, 2001, the Company sold $30 million of Series A Notes in a private placement to certain institutional investors. The Series A Notes are unsecured and bear interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes have a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6 million annually were made on July 20, 2004 through 2008, at which time the Series A Notes were retired.
On May 16, 2006, the Company sold $40 million of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year.
On September 2, 2008, the Company sold $50 million of Series C Notes in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.
In addition, the Company and a syndicate of lenders have entered into a $35 million revolving line of credit (the “Facility”) which was most recently renewed on April 25, 2008. The Facility bears interest at a rate of LIBOR plus 1.25% or at a base rate. At December 31, 2008, there were $28.9 million of borrowings under the Facility and $6.1 million of credit was available pursuant to the terms of the Facility. The Facility has a maturity date of April 24, 2009. The Company expects to renew the Facility on similar terms, as it has for each of the past nine years.
During 2008, the Company applied $49.8 million of cash for capital expenditures and $40.3 million of cash for acquisitions. These expenditures were funded by $28.7 million of cash from operations and borrowings under the Facility and the Series C Notes.
In 2008, the Company issued 1,301,961 shares of common stock in connection with the acquisitions of Aerex and Chen-Tech.
During the years ending December 31, 2007 and 2008, the Company received $0.289 million and $0.215 million, respectively, from the exercise of employee stock options.
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

Contractual Obligations Table
(Dollars in Millions)

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
Senior Notes (1)	$—	$21.430	$31.430	$37.140
Bank Facility	28.900	—	—	—
Operating Leases	1.065	1.731	1.383	2.465
Purchase Obligations (2)	35.069	7.986	3.993	—
Other Long-Term Obligations:
Pensions (3)	8.309	20.000	—	—
Postretirement Benefits (4)	3.540	6.912	6.540	13.787

(1)	The Company expects to fund the payment of long-term debt through the use of cash on hand, cash generated from operations, the reduction of working capital and, if necessary, through access to the Facility.

(2)	The purchase obligations relate primarily to raw material purchase orders necessary to fulfill the Company’s production backlog for the Company’s products along with commitments for energy supplies also necessary to fulfill the Company’s production backlog. There are no net settlement provisions under any of these purchase orders nor is there any market for the underlying materials.

(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2009. There are no estimates beyond 2011.

(4)	The Company’s cash expenditures for Postretirement Benefits have only been projected out through the year 2018.
Critical Accounting Policies
Deferred Income Taxes
The Company started 2008 with $2.1 million of domestic net operating loss (“NOL”) carryforwards that were generated prior to its reorganization completed on April 30, 1993. These NOLs were utilized by the Company to reduce taxable income in 2008.
Pensions
The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. The Company contributed $11.797 million and $8.955 million, respectively, to the Plans in 2007 and 2008. The Company intends to contribute $8.3 million, $10 million and $10 million to the Plans in 2009, 2010 and 2011, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions, treasury stock contributions and, if necessary, from the Facility. No estimates have been made for payments into the Plans beyond 2011.
The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is the discount rate. For funding purposes, the Company’s independent actuaries assumed an annual long-term rate of return on Plan assets of 8.9% and 7.95% for 2007 and 2008, respectively. For the ten-year period ending December 31, 2008, the Company experienced an annual rate of return on Plan assets of 2.68%.
The Company used a rate of 6.05% for its discount rate assumption for 2008, a decrease from the 6.11% rate used for 2007. An increase in the discount rate results in a decrease in the accumulated benefit obligation at the measurement date which may also result in a decrease in the additional minimum pension liability included as a credit to accumulated other comprehensive income. Such an increase also results in an actuarial gain which is amortized to pension expense in accordance with FASB Statement No. 87. A decrease in the discount rate will have the opposite effect in the pension liability and pension expense. The Company bases its discount rate on long maturity AA rated corporate debt securities. The Company cannot predict whether these interest rates will increase or decrease in future years.
The Company cannot predict the level of interest rates in the future and correspondingly cannot predict the future discount rate which will be applied to determine the Company’s projected benefit obligation. As demonstrated in the chart below, relatively small movements in the discount rate, up or down, can have a significant impact on the Company’s projected benefit obligation under the Plans.

Projected Plan Benefit Obligation as of December 31, 2008
(Dollars in Millions)
At 5.80% discount rate	$208.605
At 6.05% discount rate	$204.035
At 6.30% discount rate	$199.585
Nor can the Company predict with any certainty what the actual rate of return will be for the Plans’ assets. As demonstrated in the chart below, a modest change in the presumed rate of return on the Plans’ assets will have a material impact upon the actual net periodic cost for the Plans.

Net Periodic Cost for Year Ending December 31, 2009
(Dollars in Millions)
7.70% expected return	$6.018
7.95% expected return	$5.600
8.20% expected return	$5.183
Goodwill and Other Intangible Assets
Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.
In accordance with SFAS No. 142, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and the second step is not required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.
For the purpose of goodwill analysis, the Company has only one reporting segment, as defined by SFAS No. 142. Goodwill of $37.1 million represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill increased significantly in 2008 due to the acquisitions of Aerex and Chen-Tech. It is an asset with an indefinite life and therefore is not amortized to expense, but is subject to annual impairment testing. The Company tests the goodwill for impairment at least annually by fair value impairment testing. The Company’s assessment of fair value used in the annual impairment testing takes into account a number of factors including EBITDA multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. No impairments were recognized in 2007 or 2008. Should goodwill become impaired in the future, the amount of impairment will be charged to SG&A expense. The Company has $20.0 million of amortizable customer relationships included in other intangible assets that will be amortized over 50 years with annual amortization of $0.4 million.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share based payments. SFAS No. 157 does not expand the use of fair value in any new circumstances. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. The fiscal year 2009 adoption is not expected to have a material impact on the consolidated financial statements. The Company is currently evaluating the impact that FSP FAS 157-2 may have on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 was effective for the Company on January 1, 2008. The Company elected not to adopt the fair value option for any other financial assets and liabilities as permitted by SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. SFAS No. 141(R) did not apply to the acquisitions of Aerex and Chen-Tech.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company does not anticipate that SFAS No. 160 will have any material impact on the Company’s consolidated financial statements. However, SFAS No. 160 will modify the manner in which the Company reports on the minority interest in ZKM as the minority interest will be reclassified as a component of stockholders’ equity.
On December 30, 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which significantly expands the disclosures required by employers for postretirement plan assets. The FSP requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, the FSP requires new disclosures similar to those in FASB Statement 157, Fair Value Measurements, in terms of the three-level fair value hierarchy, including a reconciliation of the beginning and ending balances of plan assets that fall within Level 3 of the hierarchy. FSP FAS 132R-1 also includes a technical amendment to FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to restore a provision that was inadvertently deleted by FASB Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FSP FAS 132R-1 is effective for periods ending after December 15, 2009. The disclosure requirements are annual and do not apply to interim financial statements. The technical amendment to Statement 132R was effective as of December 30, 2008.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Grant Thornton LLP have been the auditors of the financial statements of the Company for the fiscal years ended December 31, 2007 and 2008. It is anticipated that representatives of Grant Thornton LLP will be present at the 2009 Annual Meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions raised at the 2009 Annual Meeting or submitted to them in writing before the 2009 Annual Meeting.
KPMG LLP were the auditors of the financial statements of the Company for the fiscal year ended December 31, 2006.
Grant Thornton LLP has informed the Company that it does not have any direct financial interest in the Company and that it has not had any direct connection with the Company in the capacity of promoter, underwriter, director, officer or employee.
As is customary, auditors for the fiscal year ending December 31, 2009 will be appointed by the Audit Committee and ratified by the stockholders and by the Board of Directors at their meeting immediately following the 2009 Annual Meeting.

Item 9A. Controls and Procedures
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
Under the direction of the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Aerex and Chen-Tech were excluded from the Company’s assessment of controls and procedures due to the timing of the acquisitions.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal controls over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2008, management believes that the Company’s internal controls over financial reporting are operating effectively.
Item 9B. Other Information
ZKM was notified in February of 2009 that one of its major customers in Poland has filed for reorganization. At this time, ZKM is unable to determine the actual risk, if any, associated with that reorganization and ZKM has received a guaranty from a third party for at least 50% of the outstanding receivables due ZKM from the reorganized company. The Company has not made any additional provision to its financial statements regarding this event.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Ladish Co., Inc.
We have audited Ladish Co., Inc.’s (a Wisconsin Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ladish Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ladish Co., Inc.’s internal control over financial reporting based on our audit.
Our audit of, and opinion on, Ladish Co., Inc.’s internal control over financial reporting does not include internal control over financial reporting of Chen-Tech Industries, Inc. and Aerex Manufacturing, Inc., wholly owned subsidiaries, whose financial statements reflect total assets constituting 14 and 5 percent, respectively, and total revenues constituting 3 and 2 percent respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. As discussed in Item 9A., Evaluation of Disclosure Controls and Procedures, Chen-Tech Industries, Inc. and Aerex Manufacturing Inc. were acquired during 2008 and therefore, management’s assertion on the effectiveness of Ladish Co., Inc.’s internal control over financial reporting excluded internal control over financial reporting of Chen-Tech Industries, Inc. and Aerex Manufacturing Inc.
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
In our opinion, Ladish Co., Inc., except for excluded subsidiaries outlined above, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ladish Co., Inc. and subsidiaries as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for the two years then ended and our report dated March 3, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP
GRANT THORNTON LLP
Milwaukee, Wisconsin March 3, 2009

PART III
Item 10. Directors and Executive Officers of the Registrant
Certain information called for by this Item is incorporated herein by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Independent/Nominating Committee” in the Proxy Statement for the 2009 Annual Meeting of Stockholders.
The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	67
James C. Hill	60
Leon A. Kranz	69
J. Robert Peart	46
John W. Splude	63
Kerry L. Woody	57
Other information required by Item 401 of Regulation S-K is as follows:
Lawrence W. Bianchi, 67. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG LLP. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner LLP. Mr. Bianchi’s principal occupation is investments.
Lawrence C. Hammond, 61. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980. He has a B.A. and a Masters in Industrial Relations from Michigan State University and a J.D. from the Detroit College of Law.
James C. Hill, 60. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997.
Leon A. Kranz, 69. Director since 2001. Mr. Kranz was formerly President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he held for more than ten years.
Wayne E. Larsen, 54. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the Wisconsin Foundation for Independent Colleges, the South Shore YMCA of Milwaukee and serves on the Advisory Board of U.S. Bank-Wisconsin. Mr. Larsen has a B.A. from Marquette University and a J.D. from Marquette Law School.
J. Robert Peart, 46. Director since 2003. Mr. Peart is Managing Director for Guggenheim Aviation Partners, LLC, a private investment concern since 2004. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern.

John W. Splude, 63. Director since 2004. Mr. Splude is Executive Chairman of HK Systems, Inc., an automated material handling and logistics software provider, a position he has held for over ten years. He is also a Director of Superior Die Cast, a regent of Milwaukee School of Engineering, serves on the Advisory Board of U.S. Bank-Wisconsin and is a director of Ministry Health Care.
Randy B. Turner, 59. Mr. Turner has served as President of PCT since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT. He has a B.S. in Business Management from Lewis and Clark College.
Gary J. Vroman, 49. Mr. Vroman has served as President of Forging since January 1, 2008. Prior to that time, he was Vice President, Sales and Marketing of Forging since December 1995. From January 1994 to December 1995 he was General Manager of Sales. Prior to that period he had been the Product Manager for jet engine components. Mr. Vroman has been with the Company since 1982. He has a B.S. in Engineering from the University of Illinois and a M.S. in Engineering Management from the Milwaukee School of Engineering.
Kerry L. Woody, 57. Director since 1997. Mr. Woody has been President since 1995 and was appointed Chief Executive Officer of the Company in 1998. Prior to that time he was Vice President-Operations, Vice President-Manufacturing Services and Production Manager. He joined the Company in 1975. In addition, Mr. Woody serves as a regent of the Milwaukee School of Engineering and as a Trustee of the Ladish Co. Foundation. Mr. Woody has a B.S. in Engineering from Milliken University.
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
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Executive Compensation and Other Matters,” “The Stock Option Plan,” “Pension Benefits,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Stock Option Committee Report” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information called for by this Item is incorporated herein by reference to the sections entitled “Voting Securities and Stockholders” and “The Stock Option Plan” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is incorporated herein by reference to the section entitled “Certain Relationships” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
The information called for by this Item is incorporated by reference to the section entitled “Audit Committee” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.
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

LADISH CO., INC.
	By:	/s/ Wayne E. Larsen
Wayne E. Larsen
March 3, 2009		Vice President Law/Finance & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry L. Woody Kerry L. Woody	President and Chief Executive Officer (Principal Executive Officer), Director	March 3, 2009

/s/ Wayne E. Larsen Wayne E. Larsen	Vice President Law/Finance & Secretary (Principal Financial and Accounting Officer)	March 3, 2009

/s/ Lawrence W. Bianchi Lawrence W. Bianchi	Director	February 25, 2009

/s/ James C. Hill James C. Hill	Director	February 25, 2009

/s/ Leon A. Kranz Leon A. Kranz	Director	February 26, 2009

/s/ J. Robert Peart J. Robert Peart	Director	March 1, 2009

/s/ John W. Splude John W. Splude	Director	March 2, 2009

THIS PAGE INTENTIONALLY LEFT BLANK

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ladish Co., Inc.
We have audited the accompanying consolidated balance sheets of Ladish Co., Inc. (a Wisconsin Corporation) and subsidiaries, collectively the “Company”, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ladish Co., Inc.’s internal control over financial reporting as of December 31, 2008, except for excluded subsidiaries acquired during the year, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

GRANT THORNTON LLP
Milwaukee, Wisconsin March 3, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ladish Co., Inc.:
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Ladish Co., Inc. and subsidiaries (the Company) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Ladish Co., Inc. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin March 2, 2007

Ladish Co., Inc.
Consolidated Balance Sheets
December 31, 2007 and 2008
(Dollars in Thousands Except Per Share Data)

	2007	2008
Assets
Current Assets:
Cash and Cash Equivalents	$5,952	$4,903
Accounts Receivable, Less Allowance of $88 and $84	75,226	78,673
Inventories	118,187	129,307
Deferred Income Taxes	4,590	6,780
Prepaid Expenses and Other Current Assets	1,800	10,469

Total Current Assets	205,755	230,132

Property, Plant and Equipment:
Land and Improvements	6,184	6,414
Buildings and Improvements	55,237	54,652
Machinery and Equipment	193,783	229,310
Construction in Progress	31,516	62,244

	286,720	352,620
Less Accumulated Depreciation	(142,610)	(153,351)

Net Property, Plant and Equipment	144,110	199,269

Deferred Income Taxes	16,722	19,880
Goodwill	8,931	37,113
Other Intangible Assets	—	20,011
Other Assets	6,315	3,061

Total Assets	$381,833	$509,466

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Balance Sheets
December 31, 2007 and 2008
(Dollars in Thousands Except Per Share Data)

	2007	2008
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$42,116	$39,020
Senior Bank Debt	7,500	28,900
Senior Notes	6,000	—
Accrued Liabilities:
Pensions	243	341
Postretirement Benefits	3,765	3,540
Officers’ Deferred Compensation	—	31
Wages and Salaries	5,285	4,911
Taxes, Other Than Income Taxes	279	304
Interest	523	1,425
Profit Sharing	3,273	1,898
Paid Progress Billings	503	4,683
Other	5,413	6,169

Total Current Liabilities	74,900	91,222

Noncurrent Liabilities:
Senior Notes	40,000	90,000
Pensions	24,655	63,661
Postretirement Benefits	31,689	29,716
Officers’ Deferred Compensation	5,968	6,792
Other Noncurrent Liabilities	2,570	3,998

Total Liabilities	179,782	285,389

Minority Interest in Equity of Subsidiary	497	666

Stockholders’ Equity:
Common Stock-Authorized 100,000,000, Issued and Outstanding 14,605,591 and 15,907,552 Shares at Each Date of $.01 Par Value	146	159
Additional Paid-In Capital	125,158	153,285
Retained Earnings	107,079	139,284
Treasury Stock, 71,124 and 6,336 Shares, Respectively of Common Stock at Cost	(521)	(46)
Accumulated Other Comprehensive Loss	(30,308)	(69,271)

Total Stockholders’ Equity	201,554	223,411

Total Liabilities and Stockholders’ Equity	$381,833	$509,466

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2006	2007	2008

Net Sales	$369,290	$424,631	$469,466

Cost of Sales	302,123	355,628	410,163

Gross Profit	67,167	69,003	59,303

Selling, General and Administrative Expenses	18,207	16,684	19,765

Income from Operations	48,960	52,319	39,538

Other (Income) Expense:
Interest Expense	3,548	2,528	1,971
Other, Net	718	(363)	(683)

Income Before Income Tax Provision and Minority Interest	44,694	50,154	38,250

Income Tax Provision	16,034	17,798	5,876
Minority Interest in Net Earnings of Subsidiary	179	68	169

Net Income	$28,481	$32,288	$32,205

Earnings Per Share:
Basic	$2.01	$2.22	$2.15
Diluted	$2.00	$2.22	$2.15
     See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands Except Share Data)

						Accumulated
	Common Stock		Additional		Treasury	Other
		Par	Paid-in	Retained	Stock,	Comprehensive
	Shares	Value	Capital	Earnings	at Cost	Income (Loss)	Total
Balance, December 31, 2005	14,605,591	$146	$113,569	$47,033	$(4,338)	$(38,941)	$117,469
Comprehensive Net Income:
Net Income	—	—	—	28,481	—	—	28,481
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	—	—	—	—	2,453	2,453
Minimum Pension Liability Adjustment, Net of Tax	—	—	—	—	—	7,352	7,352

Comprehensive Income							38,286
Issuance of Common Stock	—	—	331	—	1,376	—	1,707
Tax Effect Related to Stock Options	—	—	1,788	—	—	—	1,788
Initial Application of FASB Statement No. 158, Net of Tax	—	—	—	—	—	(5,857)	(5,857)
Effects of Changing Pension & Postretirement Plan Measurement Date Pursuant to FASB Statement No. 158
Service Cost, Interest Cost & Expected Return on Plan Assets for October 1-December 31, 2005, Net of Tax	—	—	—	7	—	—	7
Amortization of Prior Service Cost for October 1-December 31, 2005, Net of Tax	—	—	—	(730)	—	—	(730)

Balance, December 31, 2006	14,605,591	146	115,688	74,791	(2,962)	(34,993)	152,670
Comprehensive Net Income (Loss):
Net Income	—	—	—	32,288	—	—	32,288
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	—	—	—	—	6,139	6,139
Adjustment for Pension & Postretirement Plans, Net of Tax	—	—	—	—	—	(1,454)	(1,454)

Comprehensive Income							36,973
Issuance of Common Stock	—	—	8,972	—	2,441	—	11,413
Tax Effect Related to Stock Options	—	—	498	—	—	—	498

Balance, December 31, 2007	14,605,591	146	125,158	107,079	(521)	(30,308)	201,554
Comprehensive Net Income (Loss):
Net Income	—	—	—	32,205	—	—	32,205
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	—	—	—	—	(7,519)	(7,519)
Adjustment for Unrealized Investment Losses, Net of Tax	—	—	—	—	—	(473)	(473)
Adjustment for Pension & Postretirement Plans, Net of Tax	—	—	—	—	—	(30,971)	(30,971)

Comprehensive Loss							(6,758)
Issuance of Common Stock	—	—	655	—	475	—	1,130
Acquisition of Aerex	45,750	1	940	—	—	—	941
Acquisition of Chen-Tech	1,256,211	12	31,808	—	—	—	31,820
Pre-reorganization Deferred Tax Basis Adjustment	—	—	(5,498)	—	—	—	(5,498)
Tax Effect Related to Stock Options	—	—	222	—	—	—	222

Balance, December 31, 2008	15,907,552	$159	$153,285	$139,284	$(46)	$(69,271)	$223,411

     See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2006	2007	2008
Cash Flows from Operating Activities:
Net Income	$28,481	$32,288	$32,205
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation	10,159	11,134	13,320
Charge in Lieu of Taxes Related to Goodwill	40	39	40
Non-Cash Deferred Compensation	—	—	(788)
Deferred Income Taxes	14,952	4,957	1,650
Minority Interest in Net Earnings of Subsidiary	179	68	169
Loss (Gain) on Disposal of Property, Plant and Equipment	307	(443)	(137)
Changes in Assets and Liabilities, Net of Acquired Businesses:
Accounts Receivable	(16,618)	(4,161)	2,595
Inventories	(28,173)	(10,647)	8,969
Other Assets	322	(4,852)	3,719
Accounts Payable and Accrued Liabilities	(13,615)	7,432	(11,607)
Other Liabilities	3,621	3,953	(21,450)

Net Cash (Used In) Provided by Operating Activities	(345)	39,768	28,685

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(16,261)	(38,096)	(49,751)
Proceeds from Sale of Property, Plant and Equipment	108	703	468
Purchase of ZKM Stock — Minority Interest	(521)	(215)	—
Cash Paid for Acquired Companies, Net of Cash Acquired	(2,849)	—	(40,271)

Net Cash Used in Investing Activities	(19,523)	(37,608)	(89,554)

Cash Flows from Financing Activities:
Borrowings from Facility	—	5,400	21,400
Repayment of Facility	(24,900)	—	—
Issuance of Senior Notes	40,000	—	50,000
Repayment of Senior Notes	(6,000)	(6,000)	(6,000)
Repayment of Notes Payable	(1,980)	—	(4,610)
Deferred Financing Costs	(222)	—	(299)
Issuance of Common Stock	1,707	289	215

Net Cash Provided by (Used In) Financing Activities	8,605	(311)	60,706

Effect of Exchange Rate Change on Cash and Cash Equivalents	200	672	(886)

(Decrease) Increase in Cash and Cash Equivalents	(11,063)	2,521	(1,049)

Cash and Cash Equivalents, Beginning of Period	14,494	3,431	5,952

Cash and Cash Equivalents, End of Period	$3,431	$5,952	$4,903

Supplemental Cash Flow Information:
Income Taxes Paid	$760	$12,559	$8,417
Interest Paid	$3,639	$3,323	$4,389

Non-Cash Supplemental Information:
Issuance of Stock for Acquisitions	—	—	$32,761
See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Share and Per Share Data)
(1)	Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Irvine, California produces forgings for commercial and military jet engine applications. The Company’s manufacturing site in Albany, Oregon produces cast metal components, the Company’s manufacturing site in Stalowa Wola, Poland produces carbon steel forgings for the industrial market and its sites in Windsor, Connecticut and western Wisconsin are finished machining operations. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 62%, 19% and 19% in 2006, 56%, 24% and 20% in 2007 and 51%, 26% and 23% in 2008, respectively, of total Company net sales.

In 2006, 2007 and 2008, the Company had three customers that collectively accounted for approximately 50%, 50% and 47%, respectively, of total Company net sales. Net sales to Rolls-Royce were 28%, 28% and 23%, United Technologies 14%, 15% and 15% and General Electric 8%, 7% and 9% of total Company net sales for the respective years.

U.S. exports accounted for approximately 51%, 49% and 46% of total Company net sales in 2006, 2007 and 2008, respectively, with exports to England constituting approximately 28%, 29% and 25% respectively, of total Company net sales.

As of December 31, 2008, approximately 49% of the Company’s domestic employees were represented by one of seven collective bargaining units. New collective bargaining agreements were negotiated with six of these units during 2006 and negotiations with one unit were successfully concluded in 2007. Internationally, the Company had approximately 660 employees in Poland as of December 31, 2008, most of whom are represented by the Solidarity trade union.

(2)	Summary of Significant Accounting Policies
(a)	Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, including the results of operations of Aerex and Chen-Tech from their respective acquisition dates. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $1,775 and $4,933 as of December 31, 2007 and 2008, respectively.

(d)	Inventories

Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.

Inventories for the years ended December 31, 2007 and 2008 consist of the following:

	December 31,
	2007	2008
Raw Materials	$41,823	$31,182
Work-in-Process and Finished	79,939	100,019

	121,762	131,201
Less Progress Payments	(3,575)	(1,894)

Total Inventories	$118,187	$129,307

(e)	Property, Plant and Equipment

Additions to property, plant, and equipment are recorded at cost. Tooling costs, along with normal repairs and maintenance, are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Land Improvements	39 years
Buildings and Improvements	39 years
Machinery and Equipment	5 to 20 years
Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is complete and the asset is available for use. Interest capitalization was $91, $795 and $2,418 in 2006, 2007 and 2008, respectively.

(f)	Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.

In accordance with SFAS No. 142, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and the second step is not required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.
For the purpose of goodwill analysis, the Company has only one reporting segment, as defined by SFAS No. 142. Goodwill amounted to $8,931 and $37,113 at December 31, 2007 and 2008, respectively. The significant increase in goodwill in 2008 was due to the acquisitions of Aerex and Chen-Tech. Goodwill has been subjected to fair value impairment tests in 2006, 2007 and 2008 and no impairments were recognized.

The Company has $20,011 of amortizable customer relationships included in other intangible assets that will be amortized over 50 years with annual amortization of $400.

The Company conducted its annual impairment analysis in the third quarter of 2008. The fair value of the Company as measured by the Company market capitalization plus a control premium exceeded its carrying value. The Company reviewed that analysis at year-end and concluded it remained accurate.

The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Management considered recent transactions with comparable companies in the industry, and possible synergies to a market participant. In addition, factors such as the capital structure and performance of competitors, which were believed to contribute to the decline in the Company’s stock price and recent volatility in the Company’s trading price prior to December 31, 2008, were also considered. Management concluded there was a reasonable basis for the excess of estimated fair value of the Company over its market capitalization.

The estimated fair value requires judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in the Company’s stock price and variance in results of operations from projections. Any of these potential factors may cause the Company to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows, however, such a charge could have a material impact to equity and the statement of operations.

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

(k)	Reclassification

Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 presentation.

(l)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share based payments. SFAS No. 157 does not expand the use of fair value in any new circumstances. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The remainder of SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2009. The aspects that have been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. The fiscal year 2009 adoption is not expected to have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact that FSP FAS 157-2 may have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 was effective for the Company on January 1, 2008. The Company elected not to adopt the fair value option for any other financial assets and liabilities as permitted by SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. SFAS No. 141(R) did not apply to the acquisitions of Aerex and Chen-Tech.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2009 fiscal year. However, SFAS No. 160 will modify the manner in which the Company reports on the minority interest in ZKM as the minority interest will be reclassified as a component of stockholders’ equity.

On December 30, 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which significantly expands the disclosures required by employers for postretirement plan assets. The FSP requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, the FSP requires new disclosures similar to those in FASB Statement 157, Fair Value Measurements, in terms of the three-level fair value hierarchy, including a reconciliation of the beginning and ending balances of plan assets that fall within Level 3 of the hierarchy. FSP FAS 132R-1 also includes a technical amendment to FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to restore a provision that was inadvertently deleted by FASB Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FSP FAS 132R-1 is effective for periods ending after December 15, 2009. The disclosure requirements are annual and do not apply to interim financial statements. The technical amendment to Statement 132R was effective as of December 30, 2008.

(m)	Investments

Investments in marketable securities are stated at fair value. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations.

Investment securities are exposed to various risks including, but not limited to, interest rate and market and credit risks. Due to the level of risks associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term.

The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company evaluates several factors, including current economic environment, market conditions, operational and financial performance of the investee, and other specific factors relating to the business underlying the investment, including business outlook of the investee, future trends in the investee’s industry and the Company’s intent to carry the investment for a sufficient period of time for any recovery in fair value. If a decline in value is deemed as other-than-temporary, the Company records reductions in carrying values to estimated fair values, which are determined based on quoted market prices if available or on one or more of the valuation methods such as pricing models using historical and projected financial information, liquidation values, and values of other comparable public companies.

Investments, all of which are classified as available-for-sale, are stated at fair value based on market quotes, when available. Unrealized gains and losses, net of deferred taxes, are recorded as a component of other comprehensive income.
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

On May 16, 2006, the Company sold $40,000 of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year.

On September 2, 2008, the Company sold $50,000 of Series C Notes in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.

In addition, the Company and a syndicate of lenders have entered into a revolving line of credit ( the “Facility”) which was most recently renewed on April 25, 2008. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25% or at a base rate. At December 31, 2008, there were $28,900 of borrowings under the Facility and $6,100 of credit was available pursuant to the terms of the Facility. The Facility matures on April 24, 2009.

Long Term Debt Repayment Schedule

Senior Notes				Senior Bank Debt
Series B		Series C

				$28,900	April 24, 2009
$5,715	May 16, 2010
$5,715	May 16, 2011	$10,000	September 2, 2011
$5,715	May 16, 2012	$10,000	September 2, 2012
$5,715	May 16, 2013	$10,000	September 2, 2013
$5,715	May 16, 2014	$10,000	September 2, 2014
$5,715	May 16, 2015	$10,000	September 2, 2015
$5,710	May 16, 2016
The Series B and Series C Notes and the Facility contain certain restrictive covenants concerning the financial results of the Company. As of December 31, 2007 and 2008, the Company was in compliance with all of these covenants.

The total interest incurred by the Company amounted to $3,639, $3,323 and $4,389 in 2006, 2007 and 2008, respectively. Total interest was highest in 2008 as the Company incurred additional debt to support the acquisitions of Aerex and Chen-Tech. The decrease in interest expense each year was the result of a larger amount of interest capitalized associated with the capacity expansion programs at the Company.

The following table reflects the Company’s treatment of interest for the years 2006, 2007 and 2008:

	2006	2007	2008
Interest Expensed	$3,548	$2,528	$1,971
Interest Capitalized	91	795	2,418

Total	$3,639	$3,323	$4,389

(4)	Stockholders’ Equity
(a)	Treasury Shares
The treasury shares represent shares of common stock of the Company which the Company repurchased on the open market. The value reflects the purchase price for those shares.
(b)	Stock Option Plan
The Company has a Long-Term Incentive Plan (the “Stock Option Program”) that covers certain employees. Under the Stock Option Program, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 943,833 options have been granted. These options expire ten years from the grant date. For the years 2007 and 2008, no options were granted under the Stock Option Program. As of December 31, 2008, 6,336 options granted under the Stock Option Program are fully vested and remain outstanding.
During 2006, 2007 and 2008, 187,914, 33,500 and 26,000 shares of common stock, respectively, were issued from treasury stock for the exercise of stock options. The shares had a cost of $7.32 per share. In 2006, 2007 and 2008, the difference of $331, $44 and $24, respectively, between the cost of the shares released from treasury stock and the cash proceeds from the exercise of stock options was credited to additional paid-in capital, a component of stockholders’ equity. During the years ending December 31, 2006, 2007 and 2008, the Company received $1,707, $289 and $215, respectively, from the exercise of employee stock options.

The options outstanding were all granted and fully vested prior to the effective date of SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 123(R), Share Based Payments, and were accounted for under the provisions of APB No. 25 “Accounting for Stock Issued to Employees.” As such, there is no stock compensation expense for the remaining options.
A summary of options for 2006, 2007 and 2008 is as follows:

	2006		2007		2008
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at Beginning of Year	253,750	$8.96	65,836	$8.59	32,336	$8.57
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	(187,914)	9.08	(33,500)	8.62	(26,000)	8.25

Outstanding at End of Year	65,836	8.59	32,336	8.57	6,336	9.87

Exercisable at End of Year	65,836	$8.59	32,336	$8.57	6,336	$9.87

The options outstanding and exercisable as of December 31, 2008 consist of the following:

					Average
Range of			Weighted Average		Remaining
Exercise	Number of Options		Exercise Price		Contractual
Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life — Years

$5 to $10	1,788	1,788	$8.25	$8.25	0.67
$10 to $15	4,548	4,548	10.50	10.50	2.38

	6,336	6,336	$9.87	$9.87	1.90

(c)	Comprehensive Income
Comprehensive income is defined as the sum of net income and all other non-owner charges in equity. The components of the non-owner charges in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

	December 31,
	2007	2008
Foreign Currency Translation Adjustments	$9,123	$1,604
Amounts in Accumulated Other Comprehensive Income that have not yet been Recognized as:
Components of Net Periodic Benefit Cost:
Actuarial Loss	(38,648)	(69,627)
Prior Service Cost	(783)	(775)
Unrealized Investment Loss	—	(473)

Accumulated Other Comprehensive Loss	$(30,308)	$(69,271)

(d)	Additional Paid-In Capital
In 2008, the Company recognized a deferred tax liability of $5,498 which related to an IRS audit adjustment for 1987. As the adjustment related to a time period prior to the Company’s reorganization in 1993, under fresh-start accounting, the adjustment is charged to paid-in capital instead of the current tax provision.

(5)	Research and Development
Research and development expenses were $3,191, $2,907 and $3,061 in 2006, 2007 and 2008, respectively. Customers reimbursed the Company for $1,614, $1,175 and $1,282 of research and development expenses in 2006, 2007 and 2008, respectively. The expenses and related reimbursement are included in cost of sales on the statements of operations.
(6)	Leases
Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2018. Rental expense was $342, $370 and $630 in 2006, 2007 and 2008, respectively.
Minimum lease obligations under noncancelable operating leases are as follows:

2009	$1,065
2010	910
2011	821
2012	748
2013	635
2014 and Thereafter	2,465

Total	$6,644

Certain equipment are leased under noncancelable capital leases maturing on various dates through the year 2013. These leases were a part of the Chen-Tech acquisition in 2008. Interest rates range from 5.64% to 7.4%. As of December 31, 2008, the current and long-term obligations are $423 and $1,237, respectively. The current obligations are included in other accrued liabilities and the long-term obligations are included in other noncurrent liabilities on the balance sheets.
Minimum lease obligations under noncancelable capital leases are as follows:

2009	$520
2010	520
2011	520
2012	364
2013	44

1,968
Less imputed interest	(308)

Total	$1,660

(7)	Income Taxes
The Company utilized the remaining $2,142 of domestic net operating loss (“NOL”) carryforwards to reduce taxable income in 2008. Pursuant to FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” the Company recorded a deferred tax liability and an accompanying charge to income tax expense for $546 in connection with research and development tax credits recognized during 2008. The Company has not recognized any charge for interest or penalties with regard to the foregoing deferred tax liability. In addition, the Company recognized a fixed asset tax basis adjustment that occurred prior to its reorganization resulting in a tax effected deferred tax liability of $5,498 in 2008 with a corresponding reduction in paid-in capital. The Company has total net deferred income tax assets of $21,312 and $26,660 as of December 31, 2007 and 2008, respectively.

As of December 31, 2008, ZKM has net deferred Polish income tax assets totaling $2,060 which include $1,799 of foreign economic zone credits and the net realizable value of $92 of NOL carryforwards that existed prior to Ladish’s acquisition of ZKM. The foreign economic zone credits expire in 2017 and the NOLs expire in 2009. Prior to 2007, the Company had determined that it was not more likely than not that the ZKM NOLs would be utilized, therefore, a valuation allowance was provided to reduce the benefit of the ZKM net deferred income tax assets to zero. In 2007, in consideration of its recent earnings history and expectations of future profitability, all of the valuation allowance against the net deferred tax assets was reversed resulting in an $875 reduction in income tax expense.
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
Certain deferred tax liabilities associated with the acquisitions of Aerex and Chen-Tech will be recorded against goodwill, in lieu of income taxes, when recognized.
The components of net deferred income tax assets for the years ended December 31, 2007 and 2008 are as follows:

	December 31,
	2007	2008
Current Deferred Tax Assets and (Liabilities) Attributable to:
Inventory Adjustments	$2,234	$1,692
Accrued Employee Costs	2,912	3,393
Pension Benefit Liabilities	(2,905)	(264)
Postretirement Healthcare Benefit Liabilities	1,506	1,416
Other	843	542

Total Current Deferred Tax Assets	4,590	6,779
Current Valuation Allowance	—	—

Net Current Deferred Tax Assets	$4,590	$6,779

Noncurrent Deferred Tax Assets and (Liabilities) Attributable to:
Property, Plant and Equipment	$(6,290)	$(19,416)
NOL Carryforwards	1,244	127
Pension Benefit Liabilities	10,294	27,827
Postretirement Healthcare Benefit Liabilities	12,676	11,886
Other	(1,202)	(508)

Total Noncurrent Deferred Tax Assets	16,722	19,916
Noncurrent Valuation Allowance	—	(35)

Net Noncurrent Deferred Tax Assets	$16,722	$19,881

Total Net Deferred Tax Assets	$21,312	$26,660

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2006, 2007 and 2008 is as follows:

	Years Ended December 31,
	2006	2007	2008

Pre-tax Income	$44,694	$50,154	$38,250

Federal Tax at Statutory Rate of 35%	$15,643	$17,554	$13,387
State Tax, Net of Federal Effect	2,168	2,176	(144)
Permanent Differences and Other, Net	(109)	(104)	(737)
Research & Development Credits	—	—	(3,582)
Extra-Territorial Income Exclusion	(964)	—	—
Domestic Production Activities Deduction	—	(717)	(553)
Reversal of Foreign Valuation Allowance	(381)	(875)	—
Foreign Economic Zone Credits	—	—	(1,907)
Foreign Tax Rate Differential	(323)	(236)	(588)

Total Tax Provision	$16,034	$17,798	$5,876

Effective Tax Rate	35.9%	35.5%	15.4%

The Extra-Territorial Income Exclusion is a statutory deduction related to the Company’s export sales from the United States.
The Domestic Production Activities Deduction is a statutory deduction limited to income arising from qualified production activities based in the United States
The components of income tax expense (benefits) for the years ended December 31, 2006, 2007 and 2008 are as follows:

	2006
	Federal	State	Foreign	Total
Current	$332	$236	$(2)	$566
Deferred	10,754	2,887	—	13,641
Charge in Lieu of Taxes Related to:
Goodwill	35	5	—	40
Stock Options	1,563	224	—	1,787

Total Income Tax Expense (Benefit)	$12,684	$3,352	$(2)	$16,034

	2007
	Federal	State	Foreign	Total

Current	$9,553	$2,295	$75	$11,923
Deferred	5,112	1,098	(875)	5,335
Charge in Lieu of Taxes Related to:
Goodwill	35	5	—	40
Stock Options	437	63	—	500

Total Income Tax Expense (Benefit)	$15,137	$3,461	$(800)	$17,798

	2008
	Federal	State	Foreign	Total
Current	$5,339	$(506)	$14	$4,847
Deferred	1,741	249	(1,223)	767
Charge in Lieu of Taxes Related to:
Goodwill	35	5	—	40
Stock Options	194	28	—	222

Total Income Tax Expense (Benefit)	$7,309	$(224)	$(1,209)	$5,876

The Company has not provided additional U.S. income taxes on $8,687 of undistributed earnings of its Polish subsidiary, ZKM, included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of ZKM or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by ZKM or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.
The Company has not been notified of any audit of its U.S. or state tax returns. Returns for the years 2004-2008 are still open. The Company has not made any provision on its financial statements for interest or penalties for tax years still open.
(8)	Pensions and Postretirement Benefits
The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $11,797 and $8,955 to the Plans in 2007 and 2008, respectively, and the Company expects to contribute $8,309, $10,000 and $10,000 in 2009, 2010 and 2011, respectively, to the Plans. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The Plans may hold shares of the Company’s common stock, which comprise less than ten percent of any individual plan’s total assets. The market value of Company shares held in all Plans as of December 31, 2007 and 2008 total $12,957 and $4,692, respectively. On January 3, 2007, the Company contributed 300,000 shares of common stock of the Company with a market value of $11,124 to the Plans. On September 10, 2008, the Company contributed 38,788 shares of the Company with a market value of $915 to the Plans.
A summary of the Plans’ asset allocation at December 31, 2007 and 2008 is as follows:

	December 31,
	2007	2008
Asset Category
Fixed Income Securities	45.9%	54.5%
Equity Securities	51.6%	39.0%
Cash	2.5%	6.5%

Total	100.0%	100.0%

The Plans’ target asset allocation percentages are fixed income 50% and equities 50%. The variance from the target in 2008 was due to the decline in the U.S. equity market in 2008.
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
The benefits estimated to be paid in the next five years for the pension plans range between $15,900 and $16,400 per year and for years six through ten in aggregate total $75,800. For postretirement healthcare and life insurance benefits, the estimated benefit payments over the next five years approximate $3,400 per year and $13,800 in aggregate for years six through ten.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. Refunds of $172 and $169 have been received in 2007 and 2008, respectively.
Certain officers have deferred compensation agreements (the “Officers Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability of $5,968 and $6,823 as of December 31, 2007 and 2008, respectively, has been recorded under these agreements as actuarially determined. The expense was $427, $440 and $552 in 2006, 2007 and 2008, respectively.
The Company has established a Rabbi Trust for the beneficiaries of the Officers Plan to fund a portion of the benefits earned under the Officers Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary. The Rabbi Trust had assets of $382 and $217 as of December 31, 2007 and 2008, respectively, and are included in other assets on the balance sheets. The investments are held on the balance sheet and are considered available for sale securities. The unrealized gain or loss on these investments is recognized as a component of other comprehensive income.
Upon the early adoption of FASB No. 158, as of December 31, 2006, the Company changed the measurement date to December 31 for all pension and postretirement benefit plans.
The following is a reconciliation of the change in benefit obligation and Plans assets for the years ended December 31, 2007 and 2008:

	Pension & Officers		Postretirement
	Benefits		Benefits
	2007	2008	2007	2008
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of Yr.	$206,582	$204,496	$37,791	$35,454
Service Cost	876	891	149	154
Interest Cost	11,267	11,998	2,026	2,051
Amendments	31	402	—	—
Actuarial (Gains) Losses	2,298	2,684	37	(274)
Benefits Paid	(16,558)	(16,436)	(6,610)	(5,956)
Participants Contributions	—	—	2,061	1,827

Projected Benefit Obligation at End of Yr.	$204,496	$204,035	$35,454	$33,256

Change in Plans Assets:
Plans Assets at Fair Value at Beginning of Yr.	$174,458	$181,100	$—	$—
Actual Return on Plans Assets	11,262	(37,310)	—	—
Company Contributions	11,938	9,118	4,549	3,962
Benefits Paid	(16,558)	(16,436)	(6,610)	(5,956)
Participants Contributions	—	—	2,061	1,994

Plans Assets at Fair Value at End of Yr.	$181,100	$136,472	$—	$—

Funded Status of Plans	$(23,396)	$(67,563)	$(35,454)	$(33,256)

	Pension & Officers		Postretirement
	Benefits		Benefits
	2007	2008	2007	2008
Plans with Benefit Obligations in Excess of Plan Assets:
Projected Benefit Obligation	$150,024	$204,035	$—	$—
Accumulated Benefit Obligation	146,558	197,930	35,454	33,256
Plan Assets	123,129	136,472	—	—
Plans with Plan Assets in Excess of Benefit Obligations:
Projected Benefit Obligation	$54,472	$—	$—	$—
Accumulated Benefit Obligation	54,472	—	—	—
Plan Assets	57,971	—	—	—
Weighted Average Assumptions:
Discount Rate	6.11%	6.05%	6.11%	6.05%
Rate of Increase in Compensation Levels	3.00%	3.00%	—	—
Expected Long-Term Rate of Return on Assets	8.90%	7.95%	—	—
The total accumulated pension benefit obligation for the Plans is $201,030 and $197,930 at December 31, 2007 and 2008, respectively. All of the individual Plans and the Officers Plan have accumulated benefit obligations exceeding the fair value of the Plans assets at December 31, 2008.

	Pension & Officers		Postretirement
	Benefits		Benefits
	2007	2008	2007	2008
Amounts Recognized in the Consolidated Balance Sheets:
Other Assets	$3,881	$217	$—	$—
Accrued Liabilities — Postretirement	—	—	(3,765)	(3,540)
Accrued Liabilities — Officers’ Deferred Comp.	—	(31)	—	—
Noncurrent Liabilities — Pensions	(21,309)	(60,957)	—	—
Noncurrent Liabilities — Postretirement	—	—	(31,689)	(29,716)
Officers’ Deferred Compensation	(5,968)	(6,792)	—	—

Net Amount Recognized	$(23,396)	$(67,563)	$(35,454)	$(33,256)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2008 are as follows:

	Pension & Officers	Postretirement
	Benefits	Benefits
Prior Service Cost	$1,176	$116
Net Loss	113,208	2,838

Total	$114,384	$2,954

     The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

	Pension & Officers	Postretirement
	Benefits	Benefits
Prior Service Cost	$390	$14
Net Loss	5,273	5

Total	$5,663	$19

The components of the net periodic benefit costs (income) for the years ended December 31, 2006, 2007 and 2008 are:

	Pension & Officers Benefits			Postretirement Benefits
	2006	2007	2008	2006	2007	2008
Service Cost-Benefit Earned During the Period	$914	$876	$891	$120	$149	$154
Interest Cost on Projected Benefit Obligation	11,402	11,267	11,998	2,140	2,028	2,051
Expected Return on Pension Assets	(14,623)	(15,529)	(15,713)	—	—	—
Net Amortization and Deferral	4,314	3,762	3,631	126	18	4
Prior Service Cost	427	413	400	—	14	14
Curtailment Cost	42	—	—	—	—	—

Net Periodic Benefit Cost (Income)	$2,476	$789	$1,207	$2,386	$2,209	$2,223

Assumptions used in the determination of net periodic benefit costs for these years are:

	2006	2007	2008	2006	2007	2008
Discount Rate	5.50%	5.68%	6.11%	5.50%	5.68%	6.11%
Rate of Increase in Compensation Levels	3.00%	3.00%	3.00%	—	—	—
Expected Long-Term Rate of Return on Assets	8.90%	8.90%	8.90%	—	—	—
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 0% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1%	1%
	Increase	Decrease
Effect on Total of Service and Interest Cost Components	$93	$(84)
Effect on Postretirement Healthcare Benefit Obligation	$1,494	$(1,350)
As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $2,136 and $2,582 to these plans during 2007 and 2008, respectively. Should the Company cease to participate in these plans it could be subject to a withdrawal liability.
ZKM sponsors an unfunded retirement plan and the Company has estimated ZKM’s liability for this plan to be approximately $3,589 and $3,044 at December 31, 2007 and 2008, respectively. The Company has included ZKM’s estimated liability in the pension liability in the consolidated balance sheets.
(9)	Deferred Compensation
As a part of the total compensation program at the Company, a number of nonqualified plans have been adopted which entail a portion of deferred compensation. For the individuals participating in these deferred compensation programs, the deferred portion of their salary and/or incentive pay has been placed into a Rabbi Trust for the benefit of those individuals until such time as the assets are payable pursuant to the terms of the deferred compensation programs. In the event of a liquidation of the assets of the Company, the assets placed in the Rabbi Trusts are subject to the general claims of creditors of the Company. The deferred compensation assets held in the Rabbi Trusts amounted to $2,270 and $2,461 as of December 31, 2007 and 2008, respectively, and are included as a part of other assets on the consolidated balance sheets of the Company. The obligation to release these assets to participating individuals is reflected as a part of other noncurrent liabilities on the consolidated balance sheets of the Company. The investments are held on the balance sheet and are considered available for sale securities. The unrealized loss/gain on the Rabbi Trust assets amounted to $788 in 2008 and is recorded net of tax as other comprehensive income on the balance sheets.
(10)	Profit Sharing
Forging has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $2,456, $2,759, and $1,517 in 2006, 2007 and 2008, respectively. PCT has a profit sharing program in which all employees are eligible to participate. The profit sharing pool is calculated based on various internal operating measurements. The expense was $413, $553 and $368 in 2006, 2007 and 2008, respectively. For Stowe, a profit sharing program for all employees had an expense of $135, $158 and $64 in 2006, 2007 and 2008, respectively. Profit sharing at Aerex and Chen-Tech for 2008 was provided by the former owners of each business.
(11)	Commitments and Contingencies
(a)	The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company has an accrual of $300 at December 31, 2008, included in other noncurrent liabilities on the consolidated balance sheets of the Company, for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

(b)	The Company has been named as a defendant in a number of asbestos cases in Mississippi, six cases in Illinois, one case in Wisconsin and one case in California. As of December 31, 2008, the Company has been dismissed from the case in California and a majority of the claims in Mississippi, and has two claims remaining in Illinois and one in Wisconsin. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has not made any provision in its financial statements for the asbestos litigation.

(c)	The Company is participating in an investigation initiated by U.S. Customs & Border Protection (“Customs”) into duty drawback claims filed on behalf of the Company by its former export agent. The Company is cooperating with Customs in this investigation and has voluntarily suspended its duty drawback claims. Based upon its internal investigation, the Company believes any errors or omissions with respect to its filings were solely attributable to its former export agent. The Company intends to continue to cooperate with Customs in resolving this matter. The Company has not made any provision in its financial statements for the Customs investigation.

(d)	The Company has unconditional fixed price purchase obligations (take-or-pay contracts) of approximately $47,048 comprising of commitments to purchase natural gas of approximately $22,768 and raw material of approximately $24,280. These obligations are for purchases necessary to fulfill the Company’s production backlog. None of these obligations may be net settled. The Company’s future commitments approximate $35,069 in 2009, $7,986 in 2010 through 2011, and $3,993 in 2012 and beyond. During 2006, 2007 and 2008, the Company fulfilled its minimum contractual purchase obligations for those periods.

(e)	ZKM was notified in February of 2009 that one of its major customers in Poland has filed for reorganization. At this time, ZKM is unable to determine the actual risk, if any, associated with that reorganization and ZKM has received a guaranty from a third party for at least 50% of the outstanding receivables due ZKM from the reorganized company. The Company has not made any additional provision to its financial statements regarding this event.
Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.
(12)	Related Party Transactions
Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. (“Weber”). The joint venture is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the former chief executive officer of Weber. The Company’s payments to Weber under the joint venture were $967, $643 and $367 in 2006, 2007 and 2008, respectively. The joint venture has no assets or liabilities.
The Company has entered into a long-term lease for the Irvine, California facilities occupied by Chen-Tech from the former owners of Chen-Tech for an annual rental of $504. One of the former owners of Chen-Tech is continuing to serve as President of Chen-Tech.
(13)	Earnings Per Share
Basic earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net income by the weighted average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants, using the treasury stock method.
The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2006, 2007 and 2008:

	December 31,
	2006	2007	2008
Average Basic Common Shares Outstanding	14,136,946	14,516,120	14,998,437
Incremental Shares Applicable to Common Stock Options and Warrants	68,695	34,138	2,407

Average Diluted Common Shares Outstanding	14,205,641	14,550,258	15,000,844

(14)	Acquisitions

On July 9, 2008, the Company acquired all of the outstanding equity of Aerex Manufacturing, Inc. (“Aerex”) for a combined cash, $13,017, and stock consideration of 45,750 shares which equated to $941. Located in South Windsor, Connecticut, Aerex provides precision machining of titanium components for the aerospace industry.

A summary of the amounts preliminarily assigned to the assets and liabilities of Aerex is as follows:

Net Working Capital	$3,056
Property, Plant and Equipment	3,116
Goodwill	6,702
Amortizable Intangibles	3,651
Deferred Income Tax Liability	(2,567)
Other Noncurrent Liabilities	—

$13,958

The Company acquired all of the outstanding equity of Chen-Tech Industries, Inc. (“Chen-Tech”) on September 4, 2008 for a combined cash, $27,254, and stock consideration of 1,256,211 shares which equated to $31,820. Chen-Tech is a forger of nickel and titanium rotating components for commercial and military jet engines. The Chen-Tech facility is located in Irvine, California.

A summary of the amounts preliminarily assigned to the assets and liabilities of Chen-Tech is as follows:

Net Working Capital	$7,267
Property, Plant and Equipment	21,359
Goodwill	21,520
Amortizable Intangibles	16,360
Deferred Income Tax Liability	(6,068)
Other Noncurrent Liabilities	(1,364)

$59,074

Goodwill and amortizable intangibles for both acquisitions are not deductible for income tax purposes.

The amortizable intangibles for both acquisitions are composed of customer relationships which will be amortized over 50 years.

For both of the acquisitions, the number of shares was determined by the average thirty-day closing price prior to the acquisition closing dates.

It is contemplated that any final purchase price allocations, for each of the acquisitions, that have not been finalized, will be inconsequential in amount.

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

	Quarters Ended
2007	March 31	June 30	September 30	December 31
Net Sales	$97,666	$113,594	$105,027	$108,344
Gross Profit	13,690	21,945	15,105	18,263
Operating Income	9,748	17,839	11,008	13,724
Net Income	5,768	10,761	6,479	9,280
Basic Earnings Per Share	0.40	0.74	0.45	0.64
Diluted Earnings Per Share	0.40	0.74	0.45	0.64

	Quarters Ended
2008	March 31	June 30	September 30	December 31
Net Sales	$117,197	$118,959	$120,761	$112,549
Gross Profit	14,821	15,507	18,193	10,782
Operating Income	10,418	10,666	12,116	6,338
Net Income	5,983	6,219	10,435	9,568
Basic Earnings Per Share	0.41	0.43	0.70	0.60
Diluted Earnings Per Share	0.41	0.43	0.70	0.60
Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(16)	Valuation and Qualifying Accounts

		Provision
	Balance at	Charged	Collections &
	Beginning	(Credited) to	Accounts	Balance at End
	of Year	Profit & Loss	Written Off	of Year
Year ended December 31, 2006
Allowance for Doubtful Accounts	$126	—	—	$126
Year ended December 31, 2007
Allowance for Doubtful Accounts	$126	—	$38	$88
Year ended December 31, 2008
Allowance for Doubtful Accounts	$88	$3	$7	$84

INDEX TO EXHIBITS

Exhibit		Page
Numbers	Description	Number

3 (a)	Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.

3 (b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b) on November 5, 2003 are incorporated by reference.

10 (a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit 10.4 on December 23, 1997 is incorporated by reference.

10 (b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.

10 (c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

10 (d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

10 (e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.

10 (f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.

10 (g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on February 25, 2004 is incorporated by reference.

10 (h)	Amendment No. 6 dated December 29, 2004 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on March 14, 2005 is incorporated by reference.

10 (i)	Amendment No. 7 dated July 20, 2005 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on March 13, 2006 is incorporated by reference.

10 (j)	Amendment No. 8 dated April 28, 2006 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on March 7, 2007 is incorporated by reference.

X-1

Exhibit		Page
Numbers	Description	Number

10 (k)	Amendment No. 9 dated April 25, 2007 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on February 22, 2008 is incorporated by reference.

10 (l)	Amendment No. 10 dated April 25, 2008 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-Q on April 29, 2008 is incorporated by reference.

10 (m)	Note Purchase Agreement dated May 16, 2006 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on May 17, 2006 is incorporated by reference.

10 (n)	Note Purchase Agreement dated September 2, 2008 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on September 2, 2008 is incorporated by reference.

10 (o)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

10 (p)	Agreement dated February 24,2005 between Ladish Co., Inc. and Huta Stalowa Wola S.A. filed with Form 8-K on March 2, 2005 is incorporated by reference.

10 (q)	Ladish Co., Inc. Long-Term Incentive Plan dated January 1, 2006, filed with Form 10-K on March 7, 2007 is incorporated by reference.

14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.

21	List of Subsidiaries of the Company.	X-3

23	Consent of Independent Registered Public Accounting Firm.	X-4

23(a)	Consent of Independent Registered Public Accounting Firm	X-5

31 (a)	Written statement of the chief executive officer of the Company certifying this Form 10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-6

31 (b)	Written statement of the chief financial officer of the Company certifying this Form 10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-7

32	Written Statement of the chief executive officer and chief financial officer of the Company certifying this Form 10-K complies with the requirements of 18 U.S.C. §1350	X-8

X-2