Form 10-Q
period 2009-03-31
LADISH CO INC
filed 2009-05-06
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended         March 31, 2009

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

Large accelerated filer	Accelerated filer X	Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $0.01 Par Value	15,901,216

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	(unaudited)
	2009	2008
Net sales	$105,739	$117,197
Cost of sales	98,415	102,376

Gross profit	7,324	14,821
Selling, general and administrative expenses	4,042	4,403

Income from operations	3,282	10,418
Other income (expense):
Interest expense	(845)	(439)
Other, net	(434)	(409)

Income before income tax provision	2,003	9,570
Income tax provision	803	3,570

Net income	1,200	6,000
Noncontrolling interest in net earnings of subsidiary	--	17

Net income attributable to the controlling interest	$1,200	$5,983

Basic earnings per share	$0.08	$0.41
Diluted earnings per share	$0.08	$0.41
Basic weighted average shares outstanding	15,901,216	14,544,357
Diluted weighted average shares outstanding	15,901,247	14,547,570

See accompanying notes to condensed consolidated financial statements.

LADISH CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

Assets:	(unaudited) March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$2,891	$4,903
Accounts receivable, less allowance of $68 and $84 at each date	71,770	78,673
Inventories	122,455	129,307
Deferred income taxes	6,679	6,780
Prepaid expenses and other current assets	10,695	10,469

Total current assets	214,490	230,132
Property, plant and equipment:
Land and improvements	6,350	6,414
Buildings and improvements	52,632	54,652
Machinery and equipment	231,009	229,310
Construction in progress	61,903	62,244

	351,894	352,620
Less - accumulated depreciation	(156,395)	(153,351)

Net property, plant and equipment	195,499	199,269
Deferred income taxes	19,337	19,880
Goodwill	37,072	37,113
Other intangible assets, net	19,874	20,011
Other assets	3,561	3,061

Total assets	$489,833	$509,466

Liabilities:
Current liabilities:
Accounts payable	$36,861	$39,020
Senior bank debt	18,200	28,900
Accrued liabilities:
Pensions	276	341
Postretirement benefits	3,540	3,540
Officers’ deferred compensation	31	31
Wages and salaries	5,871	4,911
Taxes, other than income taxes	443	304
Interest	1,213	1,425
Profit sharing	102	1,898
Paid progress billings	4,031	4,683
Other	4,610	6,169

Total current liabilities	75,178	91,222
Noncurrent liabilities:
Senior notes	90,000	90,000
Pensions	64,002	63,661
Postretirement benefits	29,416	29,716
Officers' deferred compensation	6,875	6,792
Other noncurrent liabilities	4,748	3,998

Total liabilities	270,219	285,389
Equity:
Common stock - authorized 100,000,000, issued 15,907,552
shares at each date of $.01 par value	159	159
Additional paid-in capital	153,285	153,285
Retained earnings	140,484	139,284
Treasury stock, 6,336 shares of common stock at each date at cost	(46)	(46)
Accumulated other comprehensive loss	(74,880)	(69,271)

Total stockholders’ equity	219,002	223,411

Noncontrolling interest in equity of subsidiary	612	666

Total equity	219,614	224,077

Total liabilities and equity	$489,833	$509,466

See accompanying notes to condensed consolidated financial statements.

LADISH CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Three Months Ended March 31,
	(unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,200	$5,983
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	3,835	3,194
Amortization of intangibles	136	--
Non-cash compensation related to deferred compensation plans	(133)	--
Deferred income taxes	383	693
Noncontrolling interest in net earnings of subsidiary	--	17
Gain on purchase of stock - Noncontrolling interest	(16)	--
Loss on disposal of property, plant and equipment	298	15
Changes in assets and liabilities:
Accounts receivable	5,330	(4,805)
Inventories	6,185	(1,426)
Other assets	(672)	(1,354)
Accounts payable and accrued liabilities	(4,196)	2,140
Other liabilities	1,280	118

Net cash provided by operating activities	13,630	4,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,475)	(7,751)
Proceeds from sale of property, plant and equipment	32	--
Purchase of subsidiary stock - Noncontrolling interest	(32)	--

Net cash used in investing activities	(4,475)	(7,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) senior bank debt	(10,700)	3,600
Proceeds from exercise of stock options	--	206

Net cash (used in) provided by financing activities	(10,700)	3,806

Effect of exchange rate changes on cash and cash equivalents	(467)	586

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,012)	1,216
CASH AND CASH EQUIVALENTS, beginning of period	4,903	5,952

CASH AND CASH EQUIVALENTS, end of period	$2,891	$7,168

See accompanying notes to condensed consolidated financial statements.

LADISH CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2009 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	March 31, 2009	December 31, 2008
Raw material and supplies	$30,786	$31,182
Work-in-process and finished goods	92,902	100,019
Less progress payments	(1,233)	(1,894)

Total inventories	$122,455	$129,307

(3)	Interest and Income Tax Payments

	For the Three Months Ended March 31,
	2009	2008
Interest paid	$1,754	$311
Income taxes paid	94	921

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $3,277 and $4,933 as of March 31, 2009 and December 31, 2008, respectively.

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

The year-to-date tax provisions for 2009 and 2008 are based on annualized combined federal, state and foreign effective tax rates of 40.1% and 37.3%, respectively. The principal difference from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Domestic Production Activities deduction. The increase in the tax rate for 2009 is attributable to state income taxes and a reduced benefit from the Domestic Production Activities deduction.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the three-month periods ended March 31, 2009 and 2008 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$337	$223	$48	$39
Interest cost	2,963	2,999	476	513
Expected return on plan assets	(3,316)	(3,928)	--	--
Amortization of prior service cost	98	100	3	3
Amortization of the net loss	1,318	908	1	1

Net periodic benefit cost	$1,400	$302	$528	$556

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $8,309 to its pension plans in 2009. As of March 31, 2009, the Company has made $487 of cash contributions to the pension plans versus $807 during the same period in 2008. The Company is currently re-assessing the level of its total contributions to its pension plans in 2009.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first quarter of 2009, the Company received a $159 refund.

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

The Company and a syndicate of lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 25, 2008. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25% or at a base rate. At March 31, 2009, there were $18,200 of borrowings under the Facility and $16,800 was available pursuant to the terms of the Facility. Following the end of the first quarter of 2009, the Company and the lenders entered into an amended and restated Facility. See Item 5. Other Information.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted or exercised in the three months ended March 31, 2009. As of March 31, 2009, 6,336 options granted under the Plan remain outstanding and exercisable.

(11)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, Illinois, Wisconsin and California. As of the date of this filing, the Company has been dismissed from a majority of the cases in Mississippi, most of the cases in Illinois and the one case in California. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company adopted SFAS No. 160 effective January 1, 2009. SFAS No. 160 modifies the manner in which the Company reports on the noncontrolling interest in ZKM as the noncontrolling interest has been classified as a component of equity.

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

(13)	Subsequent Events

On April 10, 2009, the Company entered into the Second Amended and Restated Credit Agreement with the lenders named therein and U.S. Bank as agent. This agreement provides for an unsecured revolving loan of up to $35,000 for up to 364 days. Interest rates for borrowing under this agreement are LIBOR plus 200 basis points. Covenants and other terms of this agreement are essentially the equivalent of those contained in the Facility.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)

RESULTS OF OPERATIONS

First Quarter 2009 Compared to First Quarter 2008

Net sales for the three months ended March 31, 2009 were $105,739 compared to $117,197 for the same period in 2008. The 9.8% decrease in net sales for the first quarter of 2009 versus 2008 was due to the worldwide decline in all markets served by the Company. Net sales in the first quarter of 2009, in comparison to the same period of 2008, benefited from the acquisitions of Chen-Tech in September 2008 and Aerex in July 2008. Gross profit for the first quarter of 2009 was 6.9% of net sales in contrast to 12.6% of net sales in the first quarter of 2008. The reduction in gross profit is primarily a result of the decline in sales which diminished the Company’s opportunity for incremental earnings combined with the $1,098 of additional pension expense and a reduction of $2,911 of by-product sales in the first quarter of 2009 in comparison to the same period in 2008.

Selling, general and administrative expenses, as a percentage of net sales, were 3.8% for the first quarters of 2009 and 2008.

Interest expense for the first quarter of 2009 was $845 in contrast to $439 for the same period in 2008. The higher interest expense in 2009 is due primarily to an increased level of long-term debt associated with the Series C Notes and reduced capitalization of interest expense on capital projects offset by reduced interest rates. During the first quarter of 2009, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 1.25% or at a base rate per annum. Series B and Series C senior notes bore interest at the rate of 6.14% and 6.41%, respectively, per annum. The Company had $18,200 of borrowings under the revolving line of credit facility and had $90,000 of senior notes outstanding at the end of the first quarter of 2009.

Pretax income for the first quarter of 2009 was $2,003 in contrast to $9,570 for the same period in 2008. The decline in pretax income was due to the loss of incremental sales, the relative absence of by-product sales, and significantly higher expenses associated with pension costs, employment reductions, depreciation levels and interest expense.

The 2009 and 2008 first quarter income tax provisions are based on effective tax rates of 40.1% and 37.3%, respectively. The increase in the tax rate for 2009 is attributable to state income taxes and a reduced benefit from the Domestic Production Activities deduction.

The Company’s net income for the first quarter of 2009 was $1,200, a decrease from $5,983 in the first quarter of 2008. Profitability decreased in the period due to the lower sales, higher expenses associated with pension costs, higher interest levels due to the Series C senior notes, a one-time charge of $814 related to a reduction of employment levels and a higher effective tax rate in 2009. The Company’s contract backlog at March 31, 2009 was $523,258 as new orders in the first quarter of 2009 were largely offset by delivery schedule adjustments, in comparison to backlogs of $630,527 and $628,754 at March 31, 2008 and December 31, 2008, respectively.

In response to the lower net sales and accompanying reduction in net income, the Company has taken, and continues to take, a number of steps to reduce its costs. These steps have included personnel reductions, an early retirement program at one facility, plant shutdowns, wage and hiring freezes and other cost containment measures. In the first quarter of 2009, the Company recognized a charge of approximately $840 associated with these cost containment measures.

Liquidity and Capital Resources

The Company’s cash position as of March 31, 2009 was approximately $2,000 less than it was at December 31, 2008. For the first three months of 2009, the Company generated $13,630 of cash from operating activities in contrast to producing $4,575 of cash from operations in the same period of 2008. The Company utilized its additional cash flow in 2009 to reduce its short-term borrowing by $10,700. The Company expended $4,475 and $7,751 of cash on capital expenditures in the first three months of 2009 and 2008, respectively. The Company expects capital expenditures for each of the remaining quarters of 2009 will be at a reduced level from the first quarter expenditures.

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

In addition, the Company and a syndicate of lenders have entered into the Facility which was most recently renewed on April 25, 2008. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 1.25% or at a base rate. At March 31, 2009, there were $18,200 of borrowings under the Facility and $16,800 of credit was available pursuant to the terms of the Facility. See Item 5. Other Information.

As of March 31, 2009 and December 31, 2008, the Company had net deferred tax assets of $26,016 and $26,660, respectively. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company. If, in the future, the Company determines that it is no longer more likely than not that net deferred tax assets will be realized, a valuation allowance will be established against all or part of the domestic net deferred tax assets with an offsetting charge to the income tax provision.

The Company’s market capitalization at March 31, 2009 was $115,442. The decline in the trading price of the Company’s common stock is believed to be related to overall economic downturn and concerns regarding international credit markets and the resultant impact on the international aerospace industry rather than any direct concern regarding the Company. Management does not consider this trend to be an indicator of potential impairment requiring an interim assessment of the annual goodwill impairment test.

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

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports filed with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Stockholders for a vote during the three-month period ending on March 31, 2009.

Item 5. Other Information

On April 10, 2009, the Company entered into the Second Amended and Restated Credit Agreement with the lenders named therein and U.S. Bank as agent. This agreement provides for an unsecured revolving loan of up to $35,000 for up to 364 days. Interest rates for borrowing under this agreement are LIBOR plus 200 basis points. Covenants and other terms of this agreement are essentially the equivalent of those contained in the Facility.

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

LADISH CO., INC.
Date: May 1, 2009	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary