Form 10-Q
period 2009-06-30
LADISH CO INC
filed 2009-08-03
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended      June 30, 2009

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

Large accelerated filer	Accelerated filer X	Non-accelerated filer

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $0.01 Par Value	15,901,216

PART I – FINANCIAL INFORMATION

LADISH CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net sales	$84,686	$118,959	$190,425	$236,156
Cost of sales	78,349	103,452	176,764	205,828

Gross profit	6,337	15,507	13,661	30,328
Selling, general and administrative expenses	4,273	4,841	8,315	9,244

Income from operations	2,064	10,666	5,346	21,084
Other income (expense):
Interest expense	(1,321)	(241)	(2,166)	(680)
Other, net	101	(475)	(333)	(884)

Income before income tax provision	844	9,950	2,847	19,520
Income tax provision	205	3,711	1,008	7,281

Net income	639	6,239	1,839	12,239
Noncontrolling interest in net (loss) earnings of subsidiary	(11)	20	(11)	37

Net income attributable to the controlling interest	$650	$6,219	$1,850	$12,202

Basic earnings per share	$0.04	$0.43	$0.12	$0.84
Diluted earnings per share	$0.04	$0.43	$0.12	$0.84
Basic weighted average shares outstanding	15,901,216	14,559,467	15,901,216	14,551,912
Diluted weighted average shares outstanding	15,901,539	14,562,338	15,901,393	14,554,954

See accompanying notes to condensed consolidated financial statements.

LADISH CO., INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	(unaudited) June 30, 2009	December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$4,070	$4,903
Accounts receivable, less allowance of $75 and $84 at each date	58,453	78,673
Inventories	107,936	129,307
Deferred income taxes	6,737	6,780
Prepaid expenses and other current assets	7,160	10,469

Total current assets	184,356	230,132
Property, plant and equipment:
Land and improvements	6,418	6,414
Buildings and improvements	53,938	54,652
Machinery and equipment	234,173	229,310
Construction in progress	63,496	62,244

	358,025	352,620
Less - accumulated depreciation	(160,123)	(153,351)

Net property, plant and equipment	197,902	199,269
Deferred income taxes	19,138	19,880
Goodwill	37,527	37,113
Other intangible assets, net	19,738	20,011
Other assets	3,832	3,061

Total assets	$462,493	$509,466

Liabilities:
Current liabilities:
Accounts payable	$27,337	$39,020
Senior bank debt	--	28,900
Senior notes	5,714	--
Accrued liabilities:
Pensions	333	341
Postretirement benefits	3,540	3,540
Officers' deferred compensation	31	31
Wages and salaries	4,767	4,911
Taxes, other than income taxes	219	304
Interest	1,391	1,425
Profit sharing	60	1,898
Paid progress billings	4,245	4,683
Other	2,984	6,169

Total current liabilities	50,621	91,222
Noncurrent liabilities:
Senior notes	84,286	90,000
Pensions	64,472	63,661
Postretirement benefits	28,666	29,716
Officers’ deferred compensation	6,992	6,792
Other noncurrent liabilities	4,036	3,998

Total liabilities	239,073	285,389
Equity:
Common stock - authorized 100,000,000, issued 15,907,552
shares at each date of $.01 par value	159	159
Additional paid-in capital	153,285	153,285
Retained earnings	141,134	139,284
Treasury stock, 6,336 shares of common stock at each date at cost	(46)	(46)
Accumulated other comprehensive loss	(71,713)	(69,271)

Total stockholders’ equity	222,819	223,411

Noncontrolling interest in equity of subsidiary	601	666

Total equity	223,420	224,077

Total liabilities and equity	$462,493	$509,466

See accompanying notes to condensed consolidated financial statements.

LADISH CO., INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Six Months Ended June 30,
	(unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,850	$12,202
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	7,595	6,456
Amortization of intangibles	273	--
Non-cash compensation related to deferred compensation plans	147	--
Deferred income taxes	587	1,468
Noncontrolling interest in net (loss) earnings of subsidiary	(11)	37
Loss (Gain) on purchase of stock - noncontrolling interest	(16)	--
Loss (Gain) on disposal of property, plant and equipment	289	(18)
Changes in assets and liabilities:
Accounts receivable	19,379	(7,154)
Inventories	21,111	3,033
Other assets	2,057	(4,540)
Accounts payable and accrued liabilities	(17,459)	3,787
Other liabilities	1,416	(987)

Net cash provided by operating activities	37,218	14,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,353)	(22,893)
Proceeds from sale of property, plant and equipment	45	113
Purchase of subsidiary stock - noncontrolling interest	(32)	--
Proceeds from working capital adjustment on Aerex acquisition	1,200	--

Net cash used in investing activities	(7,140)	(22,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) senior bank debt	(28,900)	6,400
Repayment of capital lease obligations	(1,660)	--
Proceeds from exercise of stock options	--	206

Net cash (used in) provided by financing activities	(30,560)	6,606

Effect of exchange rate changes on cash and cash equivalents	(351)	651

DECREASE IN CASH AND CASH EQUIVALENTS	(833)	(1,239)
CASH AND CASH EQUIVALENTS, beginning of period	4,903	5,952

CASH AND CASH EQUIVALENTS, end of period	$4,070	$4,713

See accompanying notes to condensed consolidated financial statements.

LADISH CO., INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share Data)

(1)	Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2009 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. The December 31, 2008 consolidated balance sheet and the 2008 condensed consolidated statements of operations as previously presented have been modified pursuant to the adoption in 2009 of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.

(2)	Inventories

	June 30, 2009	December 31, 2008
Raw material and supplies	$28,571	$31,182
Work-in-process and finished goods	80,878	100,019
Less progress payments	(1,513)	(1,894)

Total inventories	$107,936	$129,307

(3) Interest and Income Tax Payments

	For the Six Months Ended June 30,
	2009	2008
Interest paid	$3,053	$1,619
Income taxes (refunded) paid	(2,681)	7,988

(4)	Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $4,739 and $4,933 as of June 30, 2009 and December 31, 2008, respectively. The Company received $1,200 in the second quarter of 2009 as a working capital adjustment from the prior owner of Aerex.

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

The year-to-date tax provisions for 2009 and 2008 are based on annualized combined federal, state and foreign effective tax rates of 35.4% and 37.3%, respectively. The principal difference from the expected federal tax rate of 35% is due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefit of the Domestic Production Activities deduction. The decrease in the tax rate for 2009 is attributable to tax benefits recognized in 2009 from the 2008 Chen-Tech acquisition, offset by the reduced tax benefit of estimated losses of the Company’s Polish subsidiary due to the application of lower foreign income tax rates.

(7)	Pension and Postretirement Benefits

The components of net periodic benefit costs recognized for the six-month periods ended June 30, 2009 and 2008 are presented in the table below.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$673	$446	$95	$77
Interest cost	5,928	5,999	951	1,025
Expected return on plan assets	(6,633)	(7,857)	--	--
Amortization of prior service cost	195	201	7	7
Amortization of the net loss	2,637	1,815	3	3

Net periodic benefit cost	$2,800	$604	$1,056	$1,112

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $8,309 to its pension plans in 2009. As of June 30, 2009, the Company has made $1,478 of cash contributions to the pension plans versus $1,971 during the same period in 2008. The Company currently estimates its total contributions to its pension plans in 2009 will be $2,554.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first six months of 2009 and 2008, respectively, the Company received refunds of $159 and $166.

(8)	Debt

The Company sold $30,000 of Series A senior notes (the “Series A Notes”) in a private placement to certain institutional investors on July 20, 2001. The Series A Notes were unsecured and bore interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes had a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004 through 2008, at which point the Series A Notes were retired.

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

The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated adjusted cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At June 30, 2009, funded debt at Ladish was at 26% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at June 30, 2009. The covenant on adjusted net worth requires a minimum of $111,306. At June 30, 2009, Ladish had $255,626 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at June 30, 2009 was 12.17. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At June 30, 2009, the Company’s actual level was 2.14. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.

The Company and a syndicate of lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 10, 2009. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At June 30, 2009, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility has a maturity date of April 9, 2010.

The Facility also contains certain financial covenants which (a) allow a maximum indebtedness to EBITDA ratio of 3.00x; and (b) require a minimum fixed charge coverage ratio of 1.7x. At June 30, 2009, the Company had an indebtedness to EBITDA ratio of 2.14x and a fixed charge coverage ratio of 4.48x. The Facility also contains customary representations and warranties and events of default.

At June 30, 2009, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.

On July 31, 2009, the Company and the syndicate of lenders participating in the Facility entered into Amendment No. 1 to the Facility. This Amendment, effective as of the date of execution, modified the covenant on maximum indebtedness to EBITDA by deleting that covenant and substituting in its place a covenant on minimum EBITDA. In addition, the lenders and the Company agreed to modify the definition of EBITDA for this covenant by now allowing the Company to add back non-cash charges to EBITDA.

(9)	Earnings Per Share

The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.

(10)	Stockholders’ Equity

The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted or exercised in the six months ended June 30, 2009. As of June 30, 2009, 6,336 options granted under the Plan remain outstanding and exercisable.

(11)	Legal Proceedings

From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases. As of the date of this filing, the Company has thirteen individual claims pending in Mississippi, one individual claim pending in Illinois and one individual claim pending in Wisconsin. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. Given that the consortium of insurers are handling the defense of the Company, combined with the lack of actual exposure or prior negative judgments, the Company has not made any provision in its financial statements for the asbestos litigation.

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

In May 2009, the FASB issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through July 31, 2009, the date the financial statements were available to be issued. Other than the agreement noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, FASB issued, “Accounting Standards Update No. 2009-1, Topic 105 – Generally Accepted Accounting Principles amendments based on the Statement of Financial Standards No. 168 – the FASB Accounting Standard Codifications and the Hierarchy of Generally Accepted Accounting Principles and Statement of Financial Accounting Standard No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 62.” The Accounting Standards Update and SFAS No. 168 make the FASB Codification the authoritative source of GAAP. The FASB Codification is effective for interim and annual reporting periods ending after September 15, 2009, which will be September 30, 2009 for the Company. The Company will update GAAP referencing for the third quarter 2009 Form 10-Q. The FASB Codification is not expected to have a material impact on financial reporting of the Company.

(13)	Subsequent Events

On July 31, 2009, the Company and the syndicate of lenders participating in the Facility entered into Amendment No. 1 to the Facility. This amendment, effective as of the date of execution, modified the covenant on maximum indebtedness to EBITDA by deleting that covenant and substituting in its place a covenant on minimum EBITDA. In addition, the lenders and the Company agreed to modify the definition of EBITDA for this covenant by now allowing the Company to add back non-cash charges to EBITDA.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)

RESULTS OF OPERATIONS

Second Quarter 2009 Compared to Second Quarter 2008

Net sales for the three months ended June 30, 2009 were $84,686 compared to $118,959 for the same period in 2008. The 28.8% decrease in net sales for the second quarter of 2009 versus 2008 was due to the worldwide decline in all markets served by the Company. Net sales in the second quarter of 2009, in comparison to the same period of 2008, benefited from the acquisitions of Chen-Tech in September 2008 and Aerex in July 2008. But for those acquisitions, net sales would have declined 36.7% in comparison to 2008. Gross profit for the second quarter of 2009 was 7.5% of net sales in contrast to 13.0% of net sales in the second quarter of 2008. The reduction in gross profit in the second quarter of 2009 is primarily a result of the decline in sales, which diminished the Company’s opportunity for incremental earnings, combined with additional pension expense, a reduction of by-product sales, higher depreciation and employment reduction expenses.

Selling, general and administrative expenses were $4,273 and $4,841 and, as a percentage of net sales, were 5.0% and 4.1% for the second quarters of 2009 and 2008, respectively. The percentage increase in selling, general and administrative expenses was directly attributed to the 28.8% decrease in net sales.

Interest expense for the second quarter of 2009 was $1,321 in contrast to $241 for the same period in 2008. The higher interest expense in 2009 is due primarily to an increased level of long-term debt associated with the Series C Notes and reduced capitalization of interest expense on capital projects. During the second quarter of 2009, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 2.00% or at a base rate. Series B and Series C senior notes bore interest at the rate of 6.14% and 6.41%, respectively. The Company had no borrowings under the revolving line of credit facility and had $90,000 of senior notes outstanding at the end of the second quarter of 2009.

Pretax income for the second quarter of 2009 was $844 in contrast to $9,950 for the same period in 2008. The decline in pretax income was due to the loss of incremental sales, the relative absence of by-product sales, and significantly higher expenses associated with pensions, employment reductions, depreciation and interest.

The 2009 and 2008 second quarter income tax provisions are based on effective tax rates of 24.3% and 37.3%, respectively. The decrease in the tax rate for the second quarter 2009 versus second quarter 2008 is due primarily to tax benefits recognized in the second quarter of 2009 from the 2008 Chen-Tech acquisition.

The Company’s net income for the second quarter of 2009 was $650, a decrease from $6,219 in the second quarter of 2008. Profitability decreased from the prior period due to the lower sales combined with increases of $1,098 in pension costs, $498 in depreciation expense, $1,080 in interest due to the Series C senior notes, $446 in early retirement incentive costs, a reduction of $3,374 in by-product sales offset by lower income taxes. The Company’s contract backlog at June 30, 2009 was $487,541 in comparison to backlogs of $618,836 and $628,754 at June 30, 2008 and December 31, 2008, respectively.

In response to the lower net sales and accompanying reduction in net income, the Company has taken, and continues to take, a number of steps to reduce its costs. These steps have included personnel reductions, an early retirement program at one facility, temporary plant shutdowns, wage and hiring freezes and other cost containment measures.

First Six Months 2009 Compared to First Six Months 2008

Net sales for the first six months of 2009 were $190,425, a 19.4% reduction from the $236,156 of net sales in the same period of 2008. The decrease in sales in the first half of 2009 is due to the overall decline, both domestically and internationally, in the jet engine, aerospace and industrial markets served by the Company. But for the acquisitions of Chen-Tech and Aerex in the second half of 2008, the Company’s net sales would have declined 28.3% in the first half of 2009. Gross profit was $13,661 or 7.2% of sales, in the first six months of 2009 compared to $30,328, or 12.8% of sales, in the same period in 2008. The decline in gross profit in 2009 is due to reduced sales which diminished any incremental profit opportunity, lower by-product sales, and higher expenses for pensions, depreciation and employment reductions.

In the first half of 2009, selling, general and administrative expenses were $8,315, or 4.4% of net sales in comparison to $9,244, or 3.9% of net sales in the same period of 2008. Although the total expense decreased by approximately $900 year over year, the percent of sales increased due primarily to the 19.4% reduction in net sales.

Interest expense of $2,166 in the first six months of 2009 was $1,486 higher than the charge for the equivalent period of 2008. The increase in interest expense is due to the placement of the Series C notes in the third quarter of 2008 and the reduced amount of capitalized interest in 2009 in contrast to 2008.

Pretax income of $2,847 in the first half of 2009 was significantly reduced from the $19,520 of pretax income in the same period of 2008. The reduction in pretax income in 2009 is due to the reduced net sales and lower by-product sales along with increased interest, pension, depreciation, and employment reduction expenses.

The tax provision of $1,008, or 35.4%, compares to $7,281, or 37.3%, for the same period in 2008. The variation in the tax rate between the two periods is attributed to tax benefits recognized in 2009 from the 2008 Chen-Tech acquisition offset by the reduced tax benefit of estimated losses of the Company’s Polish subsidiary due to the application of lower foreign income tax rates.

Net income for the first six months of 2009 was $1,850, or 1% of sales, versus $12,202, or 5.2% of sales in 2008. The net income decrease in 2009 is the result of the 19.4% reduction in sales combined with increases of $1,486 in interest expense, $1,139 in depreciation expense, approximately $1,300 in expenses associated with employment reductions, $2,196 in pension expense and a reduction of $6,285 in by-product sales.

Liquidity and Capital Resources

The Company’s cash position as of June 30, 2009 was approximately $800 less than it was at December 31, 2008. For the first six months of 2009, the Company generated $37,218 of cash from operating activities in contrast to $14,284 of cash from operations in the same period of 2008. The Company utilized its additional cash flow in 2009 to reduce its short-term borrowing by $28,900 and to retire $1,660 of capital leases. The Company expended $8,353 and $22,893 of cash on capital expenditures in the first six months of 2009 and 2008, respectively. The Company expects capital expenditures for the second half of 2009 will be at a reduced level from the first half expenditures.

On July 20, 2001, the Company sold $30,000 of Series A Notes in a private placement to certain institutional investors. The Series A Notes were unsecured and bore interest at a rate of 7.19% per annum with the interest being paid semiannually. The Series A Notes had a seven-year duration with the principal amortizing equally over the duration after the third year. Amortization payments of $6,000 annually were made on July 20, 2004 through 2008, at which time the Series A Notes were retired.

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

The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At June 30, 2009, funded debt at Ladish was at 26% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at June 30, 2009. The covenant on adjusted net worth requires a minimum of $111,306. At June 30, 2009, Ladish had $255,626 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at June 30, 2009 was 12.17. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At June 30, 2009, the Company’s actual level was 2.14. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.

In addition, the Company and a syndicate of lenders have entered into the Facility which was most recently renewed on April 10, 2009. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At June 30, 2009, there were no borrowings under the Facility and $35,000 of credit was available pursuant to the terms of the Facility. See Item 5. Other Information. The Facility has a maturity date of April 9, 2010.

The Facility also contains certain financial covenants which (a) allow a maximum indebtedness to EBITDA ratio of 3.00x; and (b) require a minimum fixed charge coverage ratio of 1.7x. At June 30, 2009, the Company had an indebtedness to EBITDA ratio of 2.14x and a fixed charge coverage ratio of 4.48x. The Facility also contains customary representations and warranties and events of default.

At June 30, 2009, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.

On July 31, 2009, the Company and the syndicate of lenders participating in the Facility entered into Amendment No. 1 to the Facility. This amendment, effective as of the date of execution, modified the covenant on maximum indebtedness to EBITDA by deleting that covenant and substituting in its place a covenant on minimum EBITDA. In addition, the lenders and the Company agreed to modify the definition of EBITDA for this covenant by now allowing the Company to add back non-cash charges to EBITDA.

As of June 30, 2009 and December 31, 2008, the Company had net deferred tax assets of $25,875 and $26,660, respectively. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences and tax planning strategies available to the Company. If, in the future, the Company determines that it is no longer more likely than not that net deferred tax assets will be realized, a valuation allowance will be established against all or part of the domestic net deferred tax assets with an offsetting charge to the income tax provision.

The Company’s market capitalization at June 30, 2009 was $206,239. The increase in the trading price of the Company’s common stock is believed to be related to overall improvement in the domestic equity markets and aerospace stocks in particular rather than any direct assessment of the Company.

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

Item 4. Controls and Procedures

Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on that evaluation, the Company has concluded that its disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the May 2009 Annual Meeting of the Stockholders of the Company, the Stockholders were asked to vote on the election of a New Board of Directors for the next year or until their successors are duly elected. The following table reflects the results of the election:

Director Name	Authority Granted	Authority Withheld
Lawrence W. Bianchi	12,489,339	1,231,313
James C. Hill	13,420,435	300,217
Leon A. Kranz	13,371,628	349,024
J. Robert Peart	13,400,466	320,175
John W. Splude	13,400,473	320,179
Kerry L. Woody	13,421,732	298,920

The Stockholders were also asked to ratify the action taken by the Audit Committee of the Board of Directors in selecting the audit firm Grant Thornton LLP as the independent auditors of the Company for the year ending December 31, 2009. The Stockholders approved this action by the following vote:

For	Against	Abstain
13,653,405	47,882	19,362

Item 5. Other Information

On April 10, 2009, the Company entered into the Second Amended and Restated Credit Agreement with the lenders named therein and U.S. Bank as agent. This agreement provides for an unsecured revolving loan of up to $35,000 for up to 364 days. Interest rates for borrowing under this agreement are LIBOR plus 200 basis points or at a base rate. Covenants and other terms of this agreement are essentially the equivalent of those contained in the Facility.

On July 31, 2009, the Company and the syndicate of lenders participating in the Facility entered into Amendment No. 1 to the Facility. This amendment, effective as of the date of execution, modified the covenant on maximum indebtedness to EBITDA by deleting that covenant and substituting in its place a covenant on minimum EBITDA. In addition, the lenders and the Company agreed to modify the definition of EBITDA for this covenant by now allowing the Company to add back non-cash charges to EBITDA.

Item 6. Exhibits

Exhibit No. 10 is Amendment No. 1 to the Second Amended and Restated Credit Agreement dated April 10, 2009

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

LADISH CO., INC.
Date: July 31, 2009	By: /s/ WAYNE E. LARSEN
Wayne E. Larsen
Vice President Law/Finance
& Secretary