Form 10-Q
period 2009-09-30
LADISH CO INC
filed 2009-11-03
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2009
Commission File Number 001-34495
Ladish Co., Inc.
(Exact name of registrant as specified in its charter)

Wisconsin	31-1145953
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5481 South Packard Avenue, Cudahy, Wisconsin	53110

(Address of principal executive offices)	(Zip Code)
(414) 747-2611
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009

Common Stock, $0.01 Par Value	15,903,004

PART I — FINANCIAL INFORMATION

Ladish Co., Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008

Net sales	$76,191	$120,761	$266,616	$356,917

Cost of sales	71,469	102,568	248,233	308,396

Gross profit	4,722	18,193	18,383	48,521

Selling, general and administrative expenses	5,692	6,077	14,007	15,321

Income (loss) from operations	(970)	12,116	4,376	33,200

Other income (expense):
Interest expense	(1,428)	(338)	(3,594)	(1,018)
Other, net	(632)	56	(965)	(828)

Income (loss) before income tax provision (benefit)	(3,030)	11,834	(183)	31,354

Income tax provision (benefit)	(780)	1,373	228	8,654

Net income (loss)	(2,250)	10,461	(411)	22,700

Noncontrolling interest in net earnings (loss) of subsidiary	(41)	26	(52)	63

Net income (loss) attributable to the controlling interest	$(2,209)	$10,435	$(359)	$22,637

Basic earnings (loss) per share	$(0.14)	$0.70	$(0.02)	$1.54

Diluted earnings (loss) per share	$(0.14)	$0.70	$(0.02)	$1.54

Basic weighted average shares outstanding	15,901,877	14,979,002	15,901,439	14,695,315

Diluted weighted average shares outstanding	15,901,877	14,981,118	15,901,439	14,698,048
See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,716	$4,903
Accounts receivable, less allowance of $75 and $84, respectively	54,502	78,673
Inventories	102,602	129,307
Deferred income taxes	6,804	6,780
Prepaid expenses and other current assets	7,108	10,469

Total current assets	183,732	230,132
Property, plant and equipment:
Land and improvements	6,888	6,414
Buildings and improvements	55,606	54,652
Machinery and equipment	237,562	229,310
Construction in progress	63,673	62,244

	363,729	352,620
Less — accumulated depreciation	(164,392)	(153,351)

Net property, plant and equipment	199,337	199,269
Deferred income taxes	19,426	19,880
Goodwill	37,571	37,113
Other intangible assets, net	19,602	20,011
Other assets	4,109	3,061

Total assets	$463,777	$509,466

Liabilities:
Current liabilities:
Accounts payable	$27,456	$39,020
Senior bank debt	—	28,900
Senior notes	5,714	—
Accrued liabilities:
Pensions	368	341
Postretirement benefits	3,540	3,540
Officers’ deferred compensation	31	31
Wages and salaries	4,373	4,911
Taxes, other than income taxes	258	304
Interest	1,155	1,425
Profit sharing	164	1,898
Paid progress billings	3,416	4,683
Other	3,599	6,169

Total current liabilities	50,074	91,222
Noncurrent liabilities:
Senior notes	84,286	90,000
Pensions	64,902	63,661
Postretirement benefits	28,246	29,716
Officers’ deferred compensation	7,114	6,792
Other noncurrent liabilities	4,216	3,998

Total liabilities	238,838	285,389
Equity:
Common stock — authorized 100,000,000, issued 15,907,552 shares at each date of $.01 par value	159	159
Additional paid-in capital	153,292	153,285
Retained earnings	138,925	139,284
Treasury stock, 4,548 and 6,336 shares of common stock, respectively, at cost	(33)	(46)
Accumulated other comprehensive loss	(67,964)	(69,271)

Total stockholders’ equity	224,379	223,411

Noncontrolling interest in equity of subsidiary	560	666

Total equity	224,939	224,077

Total liabilities and equity	$463,777	$509,466

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	(unaudited)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(359)	$22,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,466	9,696
Amortization of intangibles	409	—
Non-cash compensation related to deferred compensation plans	418	—
Deferred income taxes	349	3,000
Noncontrolling interest in net (loss) earnings of subsidiary	(52)	63
Gain on purchase of stock — noncontrolling interest	(15)	—
Loss on disposal of property, plant and equipment	284	154

Changes in assets and liabilities:
Accounts receivable	24,095	(2,083)
Inventories	26,817	(4,940)
Other assets	1,945	(6,432)
Accounts payable and accrued liabilities	(18,558)	6,735
Other liabilities	1,455	(6,797)

Net cash provided by operating activities	48,254	22,033

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(10,946)	(40,193)
Proceeds from sale of property, plant and equipment	62	210
Acquisition of businesses, net of cash required	—	(40,271)
Purchase of subsidiary stock — noncontrolling interest	(33)	—
Proceeds from working capital adjustment on Aerex acquisition	1,200	—

Net cash used in investing activities	(9,717)	(80,254)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (repayment of) senior bank debt	(28,900)	18,700
Repayment of capital lease obligations	(1,660)	—
Proceeds from senior notes	—	50,000
Repayment of senior notes	—	(6,000)
Repayment of subsidiary debt	—	(4,610)
Deferrred financing costs	—	(299)
Proceeds from exercise of stock options	15	215

Net cash (used in) provided by financing activities	(30,545)	58,006

Effect of exchange rate changes on cash and cash equivalents	(179)	202

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,813	(13)

CASH AND CASH EQUIVALENTS, beginning of period	4,903	5,952

CASH AND CASH EQUIVALENTS, end of period	$12,716	$5,939

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data)
(1) Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2009 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. The December 31, 2008 consolidated balance sheet and the 2008 condensed consolidated statements of operations as previously presented have been modified pursuant to the issuance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 810. On July 1, 2009, the Company adopted FASB ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This pronouncement establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on the Company’s consolidated financial statements.
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
The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.
(2) Inventories

	September 30,	December 31,
	2009	2008
Raw material and supplies	$24,335	$31,182
Work-in-process and finished goods	81,249	100,019
Less progress payments	(2,982)	(1,894)

Total inventories	$102,602	$129,307

(3) Interest and Income Tax Payments

	For the Nine Months
	Ended September 30,
	2009	2008
Interest paid	$4,749	$2,301
Income taxes (refunded) paid	(2,650)	8,453
(4) Cash and Cash Equivalents
Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents due to the high liquidity and short term duration of such money market accounts. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $179 and $4,933 as of September 30, 2009 and December 31, 2008, respectively.
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
(6) Income Taxes
The year-to-date tax provision for 2008 was based on an annualized combined federal, state and foreign effective rate of 27.6%, which differed from the statutory federal tax rate of 35% due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefits of the Domestic Production Activities deduction and a $5,304 tax credit from research and development expenses incurred by the Company in prior years. In 2009, the Company had income tax expense of $228 despite a year-to-date loss of $(183). This was due to domestic income tax expense of $623, or 27.8%, based on domestic income of $2,245, only being partially offset by a foreign tax benefit of $(395), or (16.3)%, based on foreign losses of $(2,428). The 2009 domestic effective tax rate is less than the statutory federal tax rate of 35% due primarily to tax benefits recognized in 2009 from the Chen-Tech acquisition.
(7) Pension and Postretirement Benefits
The components of net periodic benefit costs recognized for the nine-month periods ended September 30, 2009 and 2008 are presented in the table below.

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service cost	$1,010	$668	$143	$116
Interest cost	8,891	8,998	1,426	1,536
Expected return on plan assets	(9,949)	(11,785)	—	—
Amortization of prior service cost	293	301	11	11
Amortization of the net loss	3,955	2,723	4	4

Net periodic benefit cost	$4,200	$905	$1,584	$1,667

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute $8,309 to its pension plans in 2009. As of September 30, 2009, the Company has made $2,554 of cash contributions to the pension plans versus $7,643 during the same period in 2008. The Company currently estimates its total contributions to its pension plans in 2009 will be $3,428.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first nine months of 2009 and 2008, respectively, the Company received refunds of $159 and $166.
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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At September 30, 2009, funded debt at Ladish was at 26% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at September 30, 2009. The covenant on adjusted net worth requires a minimum of $111,306. At September 30, 2009, Ladish had $256,725 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at September 30, 2009 was 5.88. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At September 30, 2009, the Company’s actual level was 3.36. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
At September 30, 2009, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
The Company and a syndicate of lenders have entered into a revolving credit facility (the “Facility”) which was most recently renewed on April 10, 2009. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At September 30, 2009, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility has a maturity date of April 9, 2010.

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
The Facility also contains certain financial covenants which (a) require a minimum amount of modified EBITDA and (b) require a minimum fixed charge coverage ratio of 1.7x. At September 30, 2009, the Company was in compliance with the minimum modified EBITDA and had a fixed charge coverage ratio of 7.19x. The Facility also contains customary representations and warranties and events of default.
(9) Earnings Per Share
The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.
(10) Stockholders’ Equity
The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted and 1,788 options were exercised in the nine months ended September 30, 2009. As of September 30, 2009, 4,548 options granted under the Plan remain outstanding and exercisable.
(11) Legal Proceedings
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases. As of the date of this filing, the Company has twelve individual claims pending in Mississippi, two individual claims pending in Illinois and one individual claim pending in Wisconsin. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. Given that the consortium of insurers are handling the defense of the Company, combined with the lack of actual exposure or prior negative judgments, the Company has not made any provision in its financial statements for the asbestos litigation.
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

(12) New Accounting Pronouncements
Effective July 1, 2009, the Company adopted FASB ASC 105-10, Generally Accepted Accounting Principles — Overall. ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company has updated GAAP referencing for this report. The FASB Codification had no impact on financial reporting of the Company.
In December 2007, the FASB issued guidance for accounting and reporting of noncontrolling interests in financial statements, which is included in ASC 810-10, Consolidation — Overall. The objective of ASC 810-10 is to improve the financial information provided in consolidated financial statements. ASC 810-10 changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. ASC 810-10 is effective for the Company’s 2009 fiscal year. The Company adopted ASC 810-10 effective January 1, 2009. ASC 810-10 modified the manner in which the Company reported on the noncontrolling interest in ZKM as the noncontrolling interest has been classified as a component of equity.
On December 30, 2008, the FASB issued guidance related to employers’ disclosures regarding postretirement benefit plan assets, which is included in ASC 715-20, Defined Benefit Plans. ASC 715-20 provides additional guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20 is effective for periods ending after December 15, 2009. The disclosure requirements are annual and do not apply to interim financial statements.
Effective June 30, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall. ASC 855-10 establishes standards for the accounting for and the disclosing of subsequent events. ASC 855-10 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date.
The Company evaluated its September 30, 2009 financial statements for subsequent events through November 2, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
(13) Subsequent Events
On October 9, 2009, the Company and American Stock Transfer and Trust Company, LLC entered into a Rights Agreement (the “Agreement”) which grants certain rights to shareholders of record on October 20, 2009. The Company filed a Form 8-K on October 15, 2009 announcing this event and filed the Agreement as an exhibit to the Form 8-K.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION

(Dollars in Thousands, except per share data)
RESULTS OF OPERATIONS
Third Quarter 2009 Compared to Third Quarter 2008
Net sales for the three months ended September 30, 2009 were $76,191 compared to $120,761 for the same period in 2008. The 36.9% decrease in net sales for the third quarter of 2009 versus 2008 was due to the worldwide decline in all markets served by the Company. Gross profit for the third quarter of 2009 was 6.2% of net sales in contrast to 15.1% of net sales in the third quarter of 2008. The reduction in gross profit in the third quarter of 2009 is primarily a result of the decline in sales, which diminished the Company’s opportunity for incremental earnings, combined with additional pension expense, a reduction of by-product sales, higher depreciation and employment reduction expenses.
Selling, general and administrative expenses were $5,692 and $6,077 and, as a percentage of net sales, were 7.5% and 5.0% for the third quarters of 2009 and 2008, respectively. The percentage increase in selling, general and administrative expenses was attributed to the 36.9% decrease in net sales and an early retirement charge of $1,300 in the third quarter of 2009.
Interest expense for the third quarter of 2009 was $1,428 in contrast to $338 for the same period in 2008. The higher interest expense in 2009 is due primarily to reduced capitalization of interest expense on capital projects. During the third quarter of 2009, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 2.00% or at a base rate. Series B and Series C senior notes bore interest at the rate of 6.14% and 6.41%, respectively. The Company had no borrowings under the revolving line of credit facility and had $90,000 of senior notes outstanding at the end of the third quarter of 2009.
Pretax loss for the third quarter of 2009 was $(3,030) in contrast to $11,834 in income for the same period in 2008. The decline in pretax income was due to the loss of incremental sales, the relative absence of by-product sales, and significantly higher expenses associated with pensions, employment reductions, depreciation and interest.
The 2009 and 2008 third quarter income tax provisions are based on effective tax rates of (25.7)% and 11.6%, respectively. The principal difference in 2008 from the statutory federal tax rate of 35% is due primarily to the Company’s recognition of a $5,304 tax credit from research and development expenses incurred by the Company in prior years. The 2009 effective tax benefit rate is less than the statutory federal tax rate of 35% due to the reduced benefit of lower income tax rates in Poland.
The Company’s net loss for the third quarter of 2009 was $(2,209), a decrease from $10,435 in net income for the third quarter of 2008. Profitability decreased from the prior period due to the lower sales combined with increases of $1,099 in pension costs, $631 in depreciation expense, $1,090 in interest due to the inability to capitalize interest, $1,483 in early retirement incentive costs, a reduction of $1,717 in by-product sales offset by a $780 income tax benefit. The Company’s contract backlog at September 30, 2009 was $475,566 in comparison to backlogs of $672,550 and $628,754 at September 30, 2008 and December 31, 2008, respectively.

In response to the lower net sales and accompanying reduction in net income, the Company has taken, and continues to take, a number of steps to reduce its costs. These steps have included personnel reductions, an early retirement program at one facility, temporary plant shutdowns, wage and hiring freezes and other cost containment measures.
First Nine Months 2009 Compared to First Nine Months 2008
Net sales for the first nine months of 2009 were $266,616, a 25.3% reduction from the $356,917 of net sales in the same period of 2008. The decrease in sales in the first nine months of 2009 is due to the overall decline, both domestically and internationally, in the jet engine, aerospace and industrial markets served by the Company. Gross profit was $18,383, or 6.9% of sales, in the first nine months of 2009 compared to $48,521, or 13.6% of sales, in the same period in 2008. The decline in gross profit in 2009 is due to reduced sales which diminished any incremental profit opportunity, lower by-product sales, and higher expenses for pensions, depreciation and employment reductions.
In the first nine months of 2009, selling, general and administrative expenses were $14,007, or 5.3% of net sales, in comparison to $15,321, or 4.3% of net sales, in the same period of 2008. Although the total expense decreased by approximately $1,314 year over year, the percent of sales increased due primarily to the 25.3% reduction in net sales and charges associated with employment reductions.
Interest expense of $3,594 in the first nine months of 2009 was $2,576 higher than the charge for the equivalent period of 2008. The increase in interest expense is due to the reduced amount of capitalized interest in 2009 and an increased level of long-term debt in 2009 in contrast to 2008.
Pretax loss of $(183) in the first nine months of 2009 was a significant reduction from the $31,354 of pretax income in the same period of 2008. The reduction in pretax income in 2009 is due to the reduced net sales and lower by-product sales along with increased interest, pension, depreciation, and employment reduction expenses.
The year-to-date tax provision for 2008 was based on an annualized combined federal, state and foreign effective rate of 27.6%, which differed from the statutory federal tax rate of 35% due primarily to state income taxes, offset by the impact of lower income tax rates in Poland and the benefits of the Domestic Production Activities deduction and a $5,304 tax credit from research and development expenses incurred by the Company in prior years. In 2009, the Company had income tax expense of $228 despite a year-to-date loss of $(183). This was due to domestic income tax expense of $623, or 27.8%, based on domestic income of $2,245, only being partially offset by a foreign tax benefit of $(395), or (16.3)%, based on foreign losses of $(2,428). The 2009 domestic effective tax rate is less than the statutory federal tax rate of 35% due primarily to tax benefits recognized in 2009 from the Chen-Tech acquisition.
Net loss for the first nine months of 2009 was $(359) versus $22,637 of net income, or 6.3% of sales in 2008. The net income decrease in 2009 is the result of the 25.3% reduction in sales combined with increases of $2,576 in interest expense, $1,770 in depreciation expense, approximately $2,743 in expenses associated with employment reductions, $3,295 in pension expense and a reduction of $8,002 in by-product sales.
Liquidity and Capital Resources
The Company’s cash position as of September 30, 2009 was approximately $7,813 more than it was at December 31, 2008. For the first nine months of 2009, the Company generated $48,254 of cash from operating activities in contrast to $22,033 of cash from operations in the same period of 2008. The Company utilized its additional cash flow in 2009 to reduce its short-term borrowing by $28,900 and to retire $1,660 of capital leases. The Company expended $10,946 and $40,193 of cash on capital expenditures in the first nine months of 2009 and 2008, respectively. The Company expects capital expenditures for the remainder of 2009 will be at a reduced level.

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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At September 30, 2009, funded debt at Ladish was at 26% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at September 30, 2009. The covenant on adjusted net worth requires a minimum of $111,306. At September 30, 2009, Ladish had $256,725 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at September 30, 2009 was 5.88. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At September 30, 2009, the Company’s actual level was 3.36. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
At September 30, 2009, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
In addition, the Company and a syndicate of lenders have entered into the Facility which was most recently renewed on April 10, 2009. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At September 30, 2009, there were no borrowings under the Facility and $35,000 of credit was available pursuant to the terms of the Facility. The Facility has a maturity date of April 9, 2010.
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
The Facility also contains certain financial covenants which (a) require a minimum amount of modified EBITDA and (b) require a minimum fixed charge coverage ratio of 1.7x. At September 30, 2009, the Company was in compliance with the minimum modified EBITDA and had a fixed charge coverage ratio of 7.19x. The Facility also contains customary representations and warranties and events of default.

As of September 30, 2009 and December 31, 2008, the Company had net deferred tax assets of $26,230 and $26,660, respectively. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences and tax planning strategies available to the Company. If, in the future, the Company determines that it is no longer more likely than not that net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.
The Company’s market capitalization at September 30, 2009 was $240,612. The increase in the trading price of the Company’s common stock is believed to be related to overall improvement in the domestic equity markets and aerospace stocks in particular rather than any direct assessment of the Company.

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
Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:
•	Market conditions and demand for the Company’s products

•	Interest rates and capital costs

•	Unstable governments and business conditions in emerging economies

•	Legal, regulatory and environmental issues

•	Health care costs

•	Competition

•	Technologies

•	Raw material and energy prices

•	Taxes
Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 4. Controls and Procedures
Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II — OTHER INFORMATION

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

LADISH CO., INC.
Date: November 2, 2009	By:	/s/ Wayne E. Larsen
Wayne E. Larsen
Vice President Law/Finance & Secretary