Form 10-K
period 2009-12-31
LADISH CO INC
filed 2010-03-05
CIK 814250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-34495
Ladish Co., Inc.
( Exact name of registrant as specified in its charter )

Wisconsin ( State of Incorporation )	31-1145953 ( I.R.S. Employer Identification No. )

5481 S. Packard Avenue Cudahy, Wisconsin ( Address of principal executive offices )	53110 ( Zip Code )
Registrant’s telephone number, including area code: (414) 747-2611
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	Nasdaq

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant was $189,507,328 as of June 30, 2009.
15,903,004
(Number of Shares of common stock outstanding as of March 4, 2010)
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Documents*	Portions of Documents are Incorporated
Proxy Statement for 2010 Annual Meeting of Stockholders	Part III, Item 10.	Directors and Executive Officers of the Registrant

	Part III, Item 11.	Executive Compensation

	Part III, Item 12.	Security Ownership of Certain Beneficial Owners and Management

	Part III, Item 13.	Certain Relationships and Related Transactions

	Part III, Item 14.	Principal Accountant Fees and Services

*	Only the portions of documents specifically listed herein are to be deemed incorporated by reference.

PART 1
Item 1. Business
General
Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 88% of the Company’s 2009 revenues were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 44% of the Company’s 2009 revenues were derived from sales, directly or through prime contractors, under United States government contracts or under contracts with allies of the United States government, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 25% market share in the jet engine component field.
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

	Years Ended December 31,
	2007		2008		2009
	(Dollars in millions)
Jet Engine Components	$238	56%	$239	51%	$193	55%
Aerospace Components	102	24%	124	26%	114	33%
General Industrial Components	85	20%	107	23%	43	12%

Total	$425	100%	$470	100%	$350	100%

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

Much of the Company’s business is capital intensive, requiring large and sophisticated forging, casting, machining and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer, isothermal press and ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish’s 4,500-ton and 10,000-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Ladish is in the process of qualifying a new 12,500-ton isothermal press which will be operational in 2010. Much of the domestic forging equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.
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
Customers
The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 50%, 47% and 56% of the Company’s revenues in 2007, 2008 and 2009, respectively. Net sales to Rolls-Royce were 28%, 23% and 26%, United Technologies 15%, 15% and 19% and General Electric 7%, 9% and 11% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s net sales.
Caterpillar, Boeing, Techspace Aero, Goodrich and Snecma are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.

U.S. exports accounted for approximately 49%, 46% and 46% of total Company net sales in 2007, 2008 and 2009, respectively. U.S. exports to England constituted approximately 29%, 25% and 26%, respectively in the above years, of total Company net sales.
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
Research and Development
The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $2.9 million, $3.1 million and $2.7 million on applied research and development work during 2007, 2008 and 2009, respectively. Customers reimbursed the Company for $1.2 million, $1.3 million and $1.2 million of the foregoing research and development expenses in 2007, 2008 and 2009, respectively.
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
In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management to reduce overall lead times and the total cost of raw materials. In 2009, the Company experienced a decline in raw material prices and saw lead times shorten as demand for material eased due to the global economic downturn. The Company expects raw material prices to stabilize in 2010 as aerospace markets firm. The Company attempts to protect against raw material price escalation by passing those price increases directly to the Company’s customers.
Energy
The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The fluctuating prices for energy, both natural gas and electricity, had a significant impact on the Company’s 2008 and 2009 results. With the reduction of natural gas prices, the Company expects energy to have a reduced impact on 2010 results. The Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, however, the level of price fluctuation and lack of availability are not within the control of the Company.
Backlog
The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $611 million, $629 million and $504 million as of December 31, 2007, 2008 and 2009, respectively. In 2008, the Company received approximately $408 million in new orders and in 2009 the Company received $229 million in new orders as the backlog and order activity were negatively impacted by 787 delays at Boeing and the unsettled economic climate.
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

Website Access to Company Reports
The Company’s annual report is available free of charge on the Company’s website at www.ladishco.com as soon as reasonably practicable after such material is filed electronically with the SEC. The Company’s other filings with the SEC; Form 10-K, Form 10-Q, Form 8-K and Form 4 are readily available at www.sec.gov/edgar or www.secfiling.com. The Company’s Form 14 Proxy Statement for the 2010 annual stockholders’ meeting is available on the Company’s website. The Company’s Code of Conduct is available on the Company’s website and in printed form upon request. Also, copies of the Company’s annual report will be made available, free of charge, upon written request.
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

Forward Looking Statements
Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Legislation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company’s actual results of operations to differ materially from those in the forward-looking statements include:
•	Market conditions and demand for the Company’s products

•	Interest rates and capital costs

•	Unstable governments and business conditions in emerging economies

•	Health care costs

•	Legal, regulatory and environmental issues

•	Competition

•	Technologies

•	Raw material and energy prices

•	Taxes
Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Employees
As of December 31, 2009, domestically, the Company had approximately 1,137 employees, of whom 847 were engaged in manufacturing functions, 65 in executive and administrative functions, 180 in technical functions, and 45 in sales and sales support. At such date, approximately 517 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. Internationally, the Company had approximately 500 employees in Poland as of December 31, 2009, approximately two-thirds of which are represented by trade unions.

		Number of Employees
		Represented by Collective
Union	Expiration Date	Bargaining Agreement
International Association of Machinists & Aerospace Workers, Local 1862	February 26, 2012	193

International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers & Helpers, Subordinate Lodge 1509	October 1, 2012	145

International Federation of Professional & Technical Engineers, Technical Group, Local 92	August 19, 2012	92

International Association of Machinists & Aerospace Workers, Die Sinkers, Local 140	March 26, 2012	47

Office & Professional Employees International Union, Clerical Group, Local 35	July 15, 2013	16

International Brotherhood of Electrical Workers, Local 662	November 11, 2012	20

Service Employees International, Local 1	April 22, 2012	4

Executive Officers of the Company

Name	Age	Position
Gary J. Vroman	50	President & CEO and Director
Wayne E. Larsen	55	Vice President Law/Finance & Secretary and Director
Lawrence C. Hammond	62	Vice President, Human Resources
Randy B. Turner	60	President — Pacific Cast Technologies, Inc. (“PCT”)
John Delaney	60	President — Stowe Machine Co., Inc. (“Stowe”) & Aerex LLC (“Aerex”)
Robert C. Miller	59	President — Valley Machining, Inc. (“Valley”)
Jozef Burdzy	58	President — Zaklad Kuznia Matrycowa Sp. z o.o. (“ZKM”) & Zaklad Obrobki i Procesow Specjalnych Sp. z o.o. (“ZOPS”)
Shannon J. S. Ko	67	President — Chen-Tech Industries, Inc. (“Chen-Tech”)
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
Reduction in Government Spending
Since 2002, approximately 25% to 40% of our annual revenues have been derived from the government-sponsored aerospace industry, an industry that is dependent upon government budgets and, in particular, the United States government budget. There can be no assurance that U.S. defense and space budgets and the related demand for defense and space equipment will continue or that sales of defense and space equipment to foreign governments will continue at present levels.
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
Reliance on Major Customers
Our three largest customers accounted for approximately 50%, 47% and 56% of our revenues in 2007, 2008 and 2009, respectively. Because of the small number of customers for some of our principal products, those customers exercise significant influence over our prices and other terms of trade. The loss of any of our largest customers could have a material adverse effect on our financial condition and results of operations. The labor strike at Boeing during the second half of 2008 had a negative impact upon the entire commercial aviation industry including the Company.

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
Labor Contracts
Approximately 45% of our domestic employees are represented by seven collective bargaining units. Contracts were historically renegotiated every three years with each union. Six of the unions in 2006 and one union in 2007 entered into six-year agreements with the Company. While we do not expect that work stoppages will arise in connection with the renewal of labor agreements expiring in the foreseeable future, no assurance can be given that work stoppages will not occur. An extended or widespread work stoppage could have a material adverse effect on our results of operations.
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

We have several pension plans, all of which are underfunded. The aggregate actuarially determined liability recorded for these pension plans on the balance sheet at December 31, 2009 was approximately $79.3 million. The decline in the equity market in the United States in 2008 had a negative impact upon the level of assets in the pension trust of the Company; a portion of that decline was recovered in 2009.
The actuarially determined liability recorded for postretirement health care and life insurance benefits on the balance sheet at December 31, 2009 was approximately $33.7 million and will be paid as incurred.
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

Risks Associated with International Operations
We purchase products from and supply products to businesses located outside of the United States. In fiscal 2009, approximately 54% of our total sales were attributable to non-U.S. customers. A number of risks inherent in international business could have a material adverse effect on our future results of operations, including:
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
Item 1B. Unresolved Staff Comments
The Company has no unresolved comments from the Commission staff.

Item 2. Properties
The following table sets forth the location and size of the Company’s seven facilities:

	Approximate Acreage	Approximate Square Footage
Forging — Cudahy, Wisconsin	140.0	1,650,000
Stowe — Windsor, Connecticut	8.2	40,000
PCT — Albany, Oregon	14.0	149,000
Valley — Coon Valley, Wisconsin	3.0	40,000
ZKM — Stalowa Wola, Poland	70.0	820,000
Chen-Tech — Irvine, California	2.0	55,000
Aerex — Windsor, Connecticut	1.0	15,000
The above facilities, except for Chen-Tech and Aerex, are owned by the Company.
The Company believes that its facilities are well maintained, are suitable to support the Company’s business and are adequate for the Company’s present and anticipated needs. While the rate of utilization of the Company’s manufacturing equipment is not uniform, the Company estimates that its facilities overall are currently operating at approximately 50% of capacity.
The principal executive offices of the Company are located at 5481 South Packard Avenue, Cudahy, Wisconsin 53110. Its telephone number at such address is (414) 747-2611.
Item 3. Legal Proceedings
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, Illinois, Wisconsin and California. As of December 31, 2009, the Company has been dismissed from the case in California and has 11 individual claims in Mississippi, two individual claims remaining in Illinois and one individual claim in Wisconsin. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.
The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2007, 2008 and 2009. At December 31, 2009 there were an estimated 2,500 beneficial holders of the Company’s common stock.

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2008		December 31, 2009
	High	Low	High	Low	High	Low
First quarter	$44.40	$35.08	$41.94	$32.90	$15.34	$5.36
Second quarter	$44.39	$37.22	$37.35	$20.59	$15.04	$7.28
Third quarter	$56.21	$40.96	$27.56	$18.75	$16.48	$10.88
Fourth quarter	$59.30	$40.03	$19.74	$11.47	$16.03	$11.79
The Company has not paid cash dividends and currently intends to retain all its earnings to reduce debt and to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.
TOTAL SHAREHOLDER RETURN
The following graph compares the period percentage change in Ladish’s cumulative total shareholder return on its common stock, assuming dividend reinvestment, with the cumulative total return of (i) the Russell 2000 Small Cap Index, and (ii) a peer group from the Company’s industry, for the period of December 31, 2004 to December 31, 2009. The Company’s peer group is comprised of PCC, ATI, Timet and SIFCO Industries, Inc.

	Dec-31-04	Dec-31-05	Dec-31-06	Dec-31-07	Dec-31-08	Dec-31-09
Ladish	11.60	22.35	37.08	43.19	13.85	15.05
Russell 2000	651.57	673.22	796.89	765.90	499.45	625.39
Industry Peers	26.29	67.53	73.05	86.93	24.94	45.51

Item 6. Selected Financial Data
The selected financial data of the Company for each of the last five fiscal years are set forth below.
The data below should be read in conjunction with the Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	(Dollars in millions, except earnings per share)
INCOME STATEMENT DATA	2005	2006	2007	2008	2009
Net sales	$266.841	$369.290	$424.631	$469.466	$349.832
Income from operations	23.847	48.960	52.319	39.538	9.248
Interest expense	2.072	3.548	2.528	1.971	5.050
Net income	13.715	28.481	32.288	32.205	6.094
Basic earnings per share	1.00	2.01	2.22	2.15	0.38
Diluted earnings per share	0.98	2.00	2.22	2.15	0.38
Dividends paid	—	—	—	—	—
Shares used to compute earnings per share:
Basic	13,781,586	14,136,946	14,516,120	14,998,437	15,901,833
Diluted	13,931,539	14,205,641	14,550,258	15,000,844	15,902,246

	December 31,
BALANCE SHEET DATA	2005	2006	2007	2008	2009
Total assets	$296.556	$329.060	$381.833	$509.466	$469.514
Net working capital	71.116	123.764	130.855	138.910	137.515
Total debt	45.000	54.100	53.500	118.900	90.000
Stockholders’ equity	117.469	152.670	201.554	223.411	225.582
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
2009 was a transitional year for Ladish. The Company entered the year fully cognizant of the global economic issues associated with credit and the capital markets which occurred in the second half of 2008. However, Ladish, with $629 million of contract backlog, had yet to be significantly impacted by the recession. The global economic slowdown began impacting Ladish in the first quarter of 2009 as delivery schedules for products began to shrink and move out to later dates. By June 30, 2009, the Company’s contract backlog had declined to $488 million. The third quarter was the nadir for the Company both in terms of sales, $76.2 million, a pretax loss of $3.0 million, and a contract backlog of $476 million. The fourth quarter brought signs of an economic recovery for Ladish. Net sales increased to $83.2 million, pretax income was $3.3 million and contract backlog increased to $504 million.
In response to the sudden downturn in business, Ladish took a number of steps to reduce costs while still maintaining the ability to serve customers’ shifting demands. Employment levels were reduced from 2,039 to 1,637, a 20% decline. In addition, the Company instituted a salary freeze for 2009 and reduced certain discretionary benefits. At a number of the operating units of the Company, weeks of lay-off and unpaid weeks were also utilized to reduce costs. During the course of this business slowdown, the Company significantly reduced its working capital by lowering inventory by $36.6 million and receivables by $19.3 million. Ladish also reduced its capital expenditures from the 2008 peak of $49.8 million to $13.9 million in 2009. Through its focus on cost control and working capital reduction in 2009, Ladish generated over $44 million of positive cash flow.

While many businesses faced credit difficulties and shortages of liquidity in 2009, Ladish avoided those balance sheet challenges by deleveraging itself through the repayment of $28.9 million of senior bank debt and $1.7 million of capital leases. The Company also proactively worked with both its senior bank lenders and the holders of its long-term notes to adjust covenants in the respective agreements to provide the Company added operational flexibility. Ladish ended 2009 with no bank debt, no capital leases, $90 million of long-term notes, $19.9 million in cash and in full compliance with all covenants and requirements in its lending agreements.
Net income in 2009 had a tax benefit of $2.9 million in lieu of a tax provision. The tax benefit resulted primarily from the decision of the Company to reverse a $5.3 million valuation allowance for a manufacturing investment credit in Wisconsin. This decision was largely influenced by legislative changes in Wisconsin in late 2009 along with the Company’s long-term optimistic outlook toward full utilization of the credit. The tax credit contributed to Ladish’s $6.1 million, or $0.38 per share, of earnings in 2009. Without the tax credit, Ladish would have had $0.8 million, or $0.05 per share, of earnings in 2009.
All three of Ladish’s major markets declined in 2009, albeit at varying rates. In 2009, component sales were down 8% for aerospace, 19% for jet engines and 60% for general industrial. In spite of these declines, the Company’s domestic operations remained profitable in 2009. The Company’s European operations are currently primarily dependent on the industrial market and could not sufficiently offset the lack of demand in order to produce positive results.
Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
2009 net sales were $349.8 million, a 25.5% reduction from the $469.5 million of net sales in 2008. The decline in sales was due to reduced demand in all of the Company’s markets. The Company’s sales of components for jet engines, aerospace and general industrial declined 19%, 8% and 60%, respectively, as customers reduced their build schedules and destocked their inventory. In 2009, cost of sales at the Company increased to 92.3% of net sales in comparison to 87.4% in 2008. The percentage increase in 2009 is directly linked to the reduction of sales with fewer sales to cover the fixed costs at the Company.
SG&A expenses at the Company were $17.8 million in 2009, in contrast to $19.8 million of SG&A expenses in 2008. Although the Company experienced a $2 million year-over-year reduction in SG&A, as a percentage of sales SG&A increased to 5.1% in 2009 from 4.2% during the same period in 2008. The increased rate of SG&A expense in 2009 is attributable to a combination of one-time charges related to employment reductions and the reduced level of sales.
Interest expense at the Company in 2009 was $5.1 million, a $3.1 million increase from the level in 2008. The growth of interest expense in 2009 was related to a full year of interest on the Series C long-term notes along with the reduction of capitalized interest in 2009. The Company was able to capitalize $2.4 million of interest in 2008 while it only capitalized $1.0 million of interest in 2009. Total interest incurred was $6.0 million and $4.4 million, respectively, in 2009 and 2008. The following table reflects the Company’s treatment of interest in 2008 and 2009:

(Dollars in millions)	2008	2009
Interest expensed	$1.971	$5.050
Interest capitalized	2.418	0.953

Total	$4.389	$6.003

The Company earned $3.1 million and $38.3 million of pretax income, respectively, in 2009 and 2008. The decline in pretax income was due to decreased sales and increases in pension expense, interest expense, depreciation expense, costs associated with downsizing operations and lower by-product sales in 2009. These expense increases were somewhat offset by reductions in employment costs related to lower employment levels in 2009.
In 2009, the Company reversed a valuation allowance and recognized a tax asset in the amount of $5.3 million which resulted in a tax benefit of $2.9 million. The tax asset related to a credit for state taxes which the Company determined it was more likely than not that the Company would earn sufficient income to fully utilize the credit. In 2008, the Company had a tax provision of $5.9 million for an effective rate of 15.4%.
Net income for 2009 was $6.1 million or $0.38 per share on a fully diluted basis. The decline from 2008 net income of $32.2 million was a result of reduced sales combined with increases in pension expense of $4.4 million, interest expense of $3.1 million, depreciation expense of $2.0 million, employment reduction expenses of $3.0 million and reduced by-product sales of $7.9 million, offset by the recognition of the state tax credit of $5.3 million.
The Company ended 2009 with a contract backlog of $504 million, down from the 2008 ending backlog of $629 million. In 2009, the Company booked $229 million of new orders in contrast to $408 million of new orders in 2008. The decline in new orders was related to the global slowdown in the aerospace market associated with reduced passenger miles in 2009.
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
In 2008, the Company’s interest expense was $2.0 million in comparison to $2.5 million in 2007. The decrease in interest expense in 2008 was the result of a larger amount of interest capitalized associated with the capacity expansion programs at the Company. Total interest increased in 2008 as the Company incurred additional debt to support the acquisitions of Aerex and Chen-Tech. The following table reflects the Company’s treatment of interest for the years 2007 and 2008:

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
Liquidity and Capital Resources
The Company’s cash position as of December 31, 2009 is $15 million more than its position at December 31, 2008. The 2009 increase in cash is due to reduced capital expenditures and pension contributions along with a reduction in working capital. Cash flow from operations in 2009 was $29.6 million more than cash flow from operations in 2008 primarily due to working capital reduction as the Company reduced inventories and receivables, partially offset by a reduction in accounts payable.
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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At December 31, 2009, funded debt at Ladish was at 21% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at December 31, 2009. The covenant on adjusted net worth requires a minimum of $112.8 million. At December 31, 2009, Ladish had $259.8 million of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at December 31, 2009 was 4.77. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At December 31, 2009, the Company’s actual level was 2.91. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
At December 31, 2009, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
In addition, the Company and a syndicate of lenders have entered into a $35 million unsecured revolving line of credit (the “Facility”) which was most recently renewed on April 10, 2009. The Facility bears interest at a rate of LIBOR plus 2.00% or at a base rate. At December 31, 2009, there were no borrowings under the Facility and $35 million of credit was available pursuant to the terms of the Facility. The Facility has a maturity date of April 9, 2010. The Company expects to renew the Facility on similar terms, as it has for each of the past nine years.

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
The Facility also contains certain financial covenants which (a) require a minimum amount of modified EBITDA and (b) require a minimum fixed charge coverage ratio of 1.7x. At December 31, 2009, the Company was in compliance with the minimum modified EBITDA and had a fixed charge coverage ratio of 6.47x. The Facility also contains customary representations and warranties and events of default.
During 2009, the Company applied $13.9 million of cash toward capital expenditures. These expenditures were funded by cash from operations.
In 2008, the Company issued 1,301,961 shares of common stock in connection with the acquisitions of Aerex and Chen-Tech.
During the years ending December 31, 2008 and 2009, the Company received $0.215 million and $0.015 million, respectively, from the exercise of employee stock options.
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
Contractual Obligations Table
(Dollars in Millions)

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
Senior Notes (1)	$5.715	$31.430	$31.430	$21.425
Bank Facility	—	—	—	—
Operating Leases	.974	1.592	1.239	1.848
Purchase Obligations (2)	61.438	101.602	—	—
Other Long-Term Obligations:
Pensions (3)	7.456	26.806	—	—
Postretirement Benefits (4)	3.464	6.737	6.262	13.137

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

(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2010. There are no estimates beyond 2012.

(4)	The Company’s cash expenditures for Postretirement Benefits have only been projected out through the year 2019.

Critical Accounting Policies
Deferred Income Taxes
The Company started 2008 with $2.1 million of domestic net operating loss (“NOL”) carryforwards that were generated prior to its reorganization completed on April 30, 1993. These NOLs were utilized by the Company to reduce taxable income in 2008. The Company has $3.7 million of NOL carryforwards that were generated by its foreign operations in 2008 and 2009. These NOLs expire in the years 2012 through 2014. The Company has total net deferred income tax assets of $31.7 million as of December 31, 2009.
Pensions
The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. The Company contributed $8.955 million and $3.428 million, respectively, to the Plans in 2008 and 2009. The Company intends to contribute $7.5 million, $11.8 million and $15 million to the Plans in 2010, 2011 and 2012, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions, treasury stock contributions and, if necessary, from the Facility. No estimates have been made for payments into the Plans beyond 2012.
The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is the discount rate. For funding purposes, the Company’s independent actuaries assumed an annual long-term rate of return on the Plans’ assets of 7.95% and 8.05% for 2008 and 2009, respectively. For the ten-year period ending December 31, 2009, the Company experienced an annual rate of return on the Plans’ assets of 3.31%.
The Company used a rate of 5.16% for its discount rate assumption for 2009, a decrease from the 6.05% rate used for 2008. An increase in the discount rate results in a decrease in the accumulated benefit obligation at the measurement date which may also result in a decrease in the additional minimum pension liability included as a credit to accumulated other comprehensive income. Such an increase also results in an actuarial gain which is amortized to pension expense in accordance with FASB ASC 715-30. A decrease in the discount rate will have the opposite effect in the pension liability and pension expense. The Company bases its discount rate on long maturity AA rated corporate debt securities. The Company cannot predict whether these interest rates will increase or decrease in future years.
The Company cannot predict the level of interest rates in the future and correspondingly cannot predict the future discount rate which will be applied to determine the Company’s projected benefit obligation. As demonstrated in the chart below, relatively small movements in the discount rate, up or down, can have a significant impact on the Company’s projected benefit obligation under the Plans.

Projected Plan Benefit Obligation as of December 31, 2009
(Dollars in Millions)
At 4.91% discount rate	$225.019
At 5.16% discount rate	$219.756
At 5.41% discount rate	$214.709

Nor can the Company predict with any certainty what the actual rate of return will be for the Plans’ assets. As demonstrated in the chart below, a modest change in the presumed rate of return on the Plans’ assets will have a material impact upon the actual net periodic cost for the Plans.

Net Periodic Benefit for Year Ending December 31, 2010
(Dollars in Millions)
7.80% expected return	$9.334
8.05% expected return	$8.954
8.30% expected return	$8.573
Fair Value Measurement of Pension Assets
FASB ASC 820-10, Fair Value Measurements and Disclosures, establishes a framework and provides guidance on measuring the fair value of assets in a pension plan and how an employer should disclose the same. The framework establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The three levels of fair value hierarchy are described as follows:
Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth by level (dollars in millions), within the fair value hierarchy, the Plans’ assets at fair value as of December 31, 2009:

Plans’ Assets	Level 1	Level 2	Level 3	Total
$142.967	$142.967	—	—	$142.967
Goodwill and Other Intangible Assets
Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of FASB ASC 350-20, Intangibles — Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.
In accordance with ASC 350-20, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and the second step is not required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of goodwill analysis, the Company has only one reporting segment, as defined by ASC 350-20. Goodwill of $37.6 million represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill increased significantly in 2008 due to the acquisitions of Aerex and Chen-Tech. It is an asset with an indefinite life and therefore is not amortized to expense, but is subject to annual impairment testing. The Company tests the goodwill for impairment at least annually by fair value impairment testing. The Company’s assessment of fair value used in the annual impairment testing takes into account a number of factors including EBITDA and revenue multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. No impairments were recognized in 2007, 2008 or 2009. Should goodwill become impaired in the future, the amount of impairment will be charged to SG&A expense. The Company has $19.5 million of amortizable customer relationships included in other intangible assets that are being amortized over 50 years with annual amortization of $0.4 million.
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
On December 30, 2008, the FASB issued guidance related to employers’ disclosures regarding postretirement benefit plan assets, which is included in ASC 715-20, Defined Benefit Plans — General. ASC 715-20 provides additional guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company adopted ASC 715-20 in fiscal year 2009. The disclosure requirements are annual and do not apply to interim financial statements.
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
The Company evaluated its December 31, 2009 financial statements for subsequent events through March 4, 2010, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Grant Thornton LLP have been the auditors of the financial statements of the Company for the fiscal years ended December 31, 2007, 2008 and 2009. It is anticipated that representatives of Grant Thornton LLP will be present at the 2010 Annual Meeting, will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions raised at the 2010 Annual Meeting or submitted to them in writing before the 2010 Annual Meeting.
Grant Thornton LLP has informed the Company that it does not have any direct financial interest in the Company and that it has not had any direct connection with the Company in the capacity of promoter, underwriter, director, officer or employee.
As is customary, auditors for the fiscal year ending December 31, 2010 will be appointed by the Audit Committee and ratified by the stockholders and by the Board of Directors at their meeting immediately following the 2010 Annual Meeting.
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
Under the direction of the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal controls over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2009, management concluded that the Company’s internal controls over financial reporting are operating effectively. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
Ladish Co., Inc.
We have audited Ladish Co., Inc.’s (a Wisconsin Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ladish Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ladish Co., Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Ladish Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ladish Co., Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the three years then ended and our report dated March 4, 2010 expressed an unqualified opinion.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 4, 2010

PART III
Item 10. Directors and Executive Officers of the Registrant
Certain information called for by this Item is incorporated herein by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee” and “Independent/Nominating Committee” in the Proxy Statement for the 2010 Annual Meeting of Stockholders.
The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	68
James C. Hill	61
Leon A. Kranz	70
Wayne E. Larsen	55
J. Robert Peart	47
John W. Splude	64
Gary J. Vroman	50
Other information required by Item 401 of Regulation S-K is as follows:
Lawrence W. Bianchi, 68. Director since 1998. Mr. Bianchi in 1993 retired as the Managing Partner of the Milwaukee, Wisconsin office of KPMG LLP. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner LLP. Mr. Bianchi’s principal occupation is investments.
Lawrence C. Hammond, 62. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980.
James C. Hill, 61. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997.
Leon A. Kranz, 70. Director since 2001. Mr. Kranz was formerly President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he held for more than ten years.
Wayne E. Larsen, 55. Director since 2009 and previously a director from 1997 to 2003. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the South Shore YMCA of Milwaukee and serves on the Advisory Board of U.S. Bank-Wisconsin.
J. Robert Peart, 47. Director since 2003. Mr. Peart is Managing Director for Guggenheim Aviation Partners, LLC, a private investment concern since 2004. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern.
John W. Splude, 64. Director since 2004. Mr. Splude is Executive Chairman of HK Systems, Inc., an automated material handling and logistics software provider, a position he has held for over ten years. He is also a Director of Superior Die Cast and Ministry Health Care, a regent of Milwaukee School of Engineering, and serves on the Advisory Board of U.S. Bank-Wisconsin.

Randy B. Turner, 60. Mr. Turner has served as President of PCT since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT.
Gary J. Vroman, 50. Mr. Vroman has served as President and Chief Executive Officer of the Company since September 2009 after serving as President of Forging since January 1, 2008. Prior to that time, he was Vice President, Sales and Marketing of Forging since December 1995. Mr. Vroman has been with the Company since 1982. He is a Trustee of the Ladish Co. Foundation.
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
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Executive Compensation and Other Matters,” “The Stock Option Plan,” “Pension Benefits,” “Compensation of Directors,” “Employment Agreements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Stock Option Committee Report” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information called for by this Item is incorporated herein by reference to the sections entitled “Voting Securities and Stockholders” and “The Stock Option Plan” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is incorporated herein by reference to the section entitled “Certain Relationships” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information called for by this Item is incorporated by reference to the section entitled “Audit Committee” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.
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

LADISH CO., INC.

	By:	/s/ Wayne E. Larsen Wayne E. Larsen
March 4, 2010		Vice President Law/Finance & Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary J. Vroman Gary J. Vroman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2010

/s/ Wayne E. Larsen Wayne E. Larsen	Director, Vice President Law/Finance & Secretary (Principal Financial and Accounting Officer)	March 2, 2010

/s/ Lawrence W. Bianchi Lawrence W. Bianchi	Director	March 2, 2010

/s/ James C. Hill James C. Hill	Director	March 2, 2010

/s/ Leon A. Kranz Leon A. Kranz	Director	March 1, 2010

/s/ J. Robert Peart J. Robert Peart	Director	March 3, 2010

/s/ John W. Splude John W. Splude	Director	March 3, 2010

THIS PAGE INTENTIONALLY LEFT BLANK

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ladish Co., Inc.
We have audited the accompanying consolidated balance sheets of Ladish Co., Inc. (a Wisconsin Corporation) and subsidiaries, collectively the “Company” as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ladish Co., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
GRANT THORNTON LLP
Milwaukee, Wisconsin
March 4, 2010

Ladish Co., Inc.
Consolidated Balance Sheets
December 31, 2008 and 2009
(Dollars in Thousands Except Per Share Data)

	2008	2009
Assets
Current Assets:
Cash and Cash Equivalents	$4,903	$19,917
Accounts Receivable, Less Allowance of $84 and $75	78,673	59,382
Inventories	129,307	92,697
Deferred Income Taxes	6,780	5,144
Prepaid Expenses and Other Current Assets	10,469	6,118

Total Current Assets	230,132	183,258

Property, Plant and Equipment:
Land and Improvements	6,414	6,905
Buildings and Improvements	54,652	60,416
Machinery and Equipment	229,310	240,352
Construction in Progress	62,244	58,451

	352,620	366,124
Less Accumulated Depreciation	(153,351)	(167,688)

Net Property, Plant and Equipment	199,269	198,436

Deferred Income Taxes	19,880	26,522
Goodwill	37,113	37,571
Other Intangible Assets, Net	20,011	19,465
Other Assets	3,061	4,262

Total Assets	$509,466	$469,514

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Balance Sheets
December 31, 2008 and 2009
(Dollars in Thousands Except Per Share Data)

	2008	2009
Liabilities and Equity
Current Liabilities:
Accounts Payable	$37,748	$23,613
Senior Bank Debt	28,900	—
Senior Notes	—	5,714
Accrued Liabilities:
Pensions	341	259
Postretirement Benefits	3,540	3,464
Officers’ Deferred Compensation	31	155
Wages and Salaries	4,911	3,314
Taxes, Other Than Income Taxes	304	289
Interest	1,425	1,355
Profit Sharing	1,898	611
Paid Progress Billings	4,683	2,428
Other	7,441	4,541

Total Current Liabilities	91,222	45,743

Noncurrent Liabilities:
Senior Notes	90,000	84,286
Pensions	63,661	69,653
Postretirement Benefits	29,716	30,215
Officers’ Deferred Compensation	6,792	9,276
Other Noncurrent Liabilities	3,998	4,220

Total Liabilities	285,389	243,393

Stockholders’ Equity:
Common Stock-Authorized 100,000,000, Issued and Outstanding 15,907,552 Shares at Each Date of $.01 Par Value	159	159
Additional Paid-In Capital	153,285	153,292
Retained Earnings	139,284	145,378
Treasury Stock, 6,336 and 4,548 Shares, Respectively, of Common Stock at Cost	(46)	(33)
Accumulated Other Comprehensive Loss	(69,271)	(73,214)

Total Stockholders’ Equity	223,411	225,582
Noncontrolling Interest in Equity of Subsidiary	666	539

Total Equity	224,077	226,121

Total Liabilities and Equity	$509,466	$469,514

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2007	2008	2009

Net Sales	$424,631	$469,466	$349,832

Cost of Sales	355,628	410,163	322,745

Gross Profit	69,003	59,303	27,087

Selling, General and Administrative Expenses	16,684	19,765	17,839

Income from Operations	52,319	39,538	9,248

Other (Income) Expense:
Interest Expense	2,528	1,971	5,050
Other, Net	(363)	(683)	1,062

Income Before Income Tax Provision	50,154	38,250	3,136

Income Tax Provision (Benefit)	17,798	5,876	(2,894)

Net Income	32,356	32,374	6,030

Noncontrolling Interest in Net Earnings (Loss) of Subsidiary	68	169	(64)

Net Income Attributable to the Controlling Interest	$32,288	$32,205	$6,094

Earnings Per Share:
Basic	$2.22	$2.15	$0.38
Diluted	$2.22	$2.15	$0.38
See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Equity
(Dollars in Thousands Except Per Share Data)

							Non-
						Accumulated	Controlling
	Common Stock		Additional		Treasury	Other	Interest in
		Par	Paid-in	Retained	Stock,	Comprehensive	Equity of
	Shares	Value	Capital	Earnings	at Cost	Income (Loss)	Subsidiary	Total
Balance, December 31, 2006	14,605,591	$146	$115,688	$74,791	$(2,962)	$(34,993)	$635	$153,305

Comprehensive Net Income (Loss):
Net Income	—	—	—	32,288	—	—	68	32,356
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	—	—	—	—	6,139	—	6,139
Adjustment for Pension & Post-retirement Plans, Net of Tax	—	—	—	—	—	(1,454)	—	(1,454)

Comprehensive Income								37,041
Purchase of Subsidiary Shares	—	—	—	—	—	—	(206)	(206)
Issuance of Common Stock	—	—	8,972	—	2,441	—	—	11,413
Tax Effect Related to Stock Options	—	—	498	—	—	—	—	498

Balance, December 31, 2007	14,605,591	$146	$125,158	$107,079	$(521)	$(30,308)	$497	$202,051

Comprehensive Net Income (Loss):
Net Income	—	—	—	32,205	—	—	169	32,374
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	—	—	—	—	(7,519)	—	(7,519)
Adjustment for Unrealized Investment Losses, Net of Tax	—	—	—	—	—	(473)	—	(473)
Adjustment for Pension & Post-retirement Plans, Net of Tax	—	—	—	—	—	(30,971)	—	(30,971)

Comprehensive Loss								(6,589)
Issuance of Common Stock	—	—	655	—	475	—	—	1,130
Acquisition of Aerex	45,750	1	940	—	—	—	—	941
Acquisition of Chen-Tech	1,256,211	12	31,808	—	—	—	—	31,820
Pre-reorganization Deferred Tax Basis Adjustment	—	—	(5,498)	—	—	—	—	(5,498)
Tax Effect Related to Stock Options	—	—	222	—	—	—	—	222

Balance, December 31, 2008	15,907,552	$159	$153,285	$139,284	$(46)	$(69,271)	$666	$224,077

Comprehensive Net Income (Loss):
Net Income	—	—	—	6,094	—	—	(64)	6,030
Other Comprehensive Income:
Foreign Currency Translation Adjustments	—	—	—	—	—	1,175	—	1,175
Adjustment for Unrealized Investment Gains, Net of Tax	—	—	—	—	—	316	—	316
Adjustment for Pension & Post-retirement Plans, Net of Tax	—	—	—	—	—	(5,434)	—	(5,434)

Comprehensive Income								2,087
Purchase of Subsidiary Shares	—	—	—	—	—	—	(63)	(63)
Issuance of Common Stock	—	—	2	—	13	—	—	15
Tax Effect Related to Stock Options	—	—	5	—	—	—	—	5

Balance, December 31, 2009	15,907,552	$159	$153,292	$145,378	$(33)	$(73,214)	$539	$226,121

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2007	2008	2009
Cash Flows from Operating Activities:
Net Income Attributable to the Controlling Interest	$32,288	$32,205	$6,094
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	11,134	13,320	15,339
Amortization of Intangibles	—	—	546
Non-Cash Deferred Compensation	—	(788)	527
Deferred Income Taxes	4,957	1,650	(1,017)
Noncontrolling Interest in Net Earnings (Loss) of Subsidiary	68	169	(64)
Gain on Purchase of Stock — Noncontrolling Interest	—	—	(23)
Loss (Gain) on Disposal of Property, Plant and Equipment	(443)	(137)	308
Changes in Assets and Liabilities, Net of Acquired Businesses:
Accounts Receivable	(4,161)	2,595	19,405
Inventories	(10,647)	8,969	36,666
Other Assets	(4,813)	3,759	2,246
Accounts Payable and Accrued Liabilities	7,432	(11,607)	(23,070)
Other Liabilities	3,953	(21,450)	1,331

Net Cash Provided by Operating Activities	39,768	28,685	58,288

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(38,096)	(49,751)	(13,883)
Proceeds from Sale of Property, Plant and Equipment	703	468	88
Purchase of ZKM Stock — Noncontrolling Interest	(215)	—	(37)
Cash Paid for Acquired Companies, Net of Cash Acquired	—	(40,271)	—
Proceeds from Aerex Acquisition Working Capital Adjustment	—	—	1,200

Net Cash Used in Investing Activities	(37,608)	(89,554)	(12,632)

Cash Flows from Financing Activities:
Borrowings from (Repayment of) Facility	5,400	21,400	(28,900)
Issuance of Senior Notes	—	50,000	—
Repayment of Senior Notes	(6,000)	(6,000)	—
Repayment of Notes Payable	—	(4,610)	—
Retirement of Capital Leases	—	—	(1,660)
Deferred Financing Costs	—	(299)	—
Issuance of Common Stock	289	215	15

Net Cash (Used in) Provided by Financing Activities	(311)	60,706	(30,545)

Effect of Exchange Rate Change on Cash and Cash Equivalents	672	(886)	(97)

Increase (Decrease) in Cash and Cash Equivalents	2,521	(1,049)	15,014

Cash and Cash Equivalents, Beginning of Period	3,431	5,952	4,903

Cash and Cash Equivalents, End of Period	$5,952	$4,903	$19,917

Supplemental Cash Flow Information:
Income Taxes Paid (Refunded)	$12,559	$8,417	$(3,255)
Interest Paid	$3,467	$3,734	$6,008

Non-Cash Supplemental Information:
Issuance of Stock for Acquisitions	—	$32,761	—
See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(1)	Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Irvine, California produces forgings for commercial and military jet engine applications. The Company’s manufacturing site in Albany, Oregon produces cast metal components, the Company’s manufacturing site in Stalowa Wola, Poland produces forgings for the industrial and aerospace markets and its sites in Windsor, Connecticut and western Wisconsin are finished machining operations. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 56%, 24% and 20% in 2007, 51%, 26% and 23% in 2008 and 55%, 33% and 12% in 2009, respectively, of total company net sales.

In 2007, 2008 and 2009, the Company had three customers that collectively accounted for approximately 50%, 47% and 56%, respectively, of total Company net sales. Net sales to Rolls-Royce were 28%, 23% and 26%, United Technologies 15%, 15% and 19% and General Electric 7%, 9% and 11% of total Company net sales for the respective years.

U.S. exports accounted for approximately 49%, 46% and 46% of total Company net sales in 2007, 2008 and 2009, respectively, with exports to England constituting approximately 29%, 25% and 26%, respectively, of total Company net sales.

As of December 31, 2009, approximately 45% of the Company’s domestic employees were represented by one of seven collective bargaining units. New collective bargaining agreements were negotiated with six of these units during 2006 and negotiations with one unit were successfully concluded in 2007. Internationally, the Company had approximately 500 employees in Poland as of December 31, 2009, most of whom are represented by the Solidarity trade union.

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

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents due to the high liquidity and short term duration of such money market accounts. The Company maintains deposits in financial institutions that consistently exceed the FDIC limit of $250,000. The Company has not experienced any losses in such accounts and management believes the Company is not at significant risk.

(c)	Outstanding Checks

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $4,933 and $105 as of December 31, 2008 and 2009, respectively.

(d)	Inventories

Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.

Inventories for the years ended December 31, 2008 and 2009 consist of the following:

	December 31,
	2008	2009
Raw Materials	$31,182	$18,038
Work-In-Process and Finished	100,019	77,209

	131,201	95,247
Less Progress Payments	(1,894)	(2,550)

Total Inventories	$129,307	$92,697

(e)	Property, Plant and Equipment

Additions to property, plant, and equipment are recorded at cost. Normal repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Land Improvements	39 years
Buildings and Improvements	39 years
Machinery and Equipment	5 to 20 years

Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is substantially complete and the asset is available for use. Interest capitalization was $795, $2,418 and $953 in 2007, 2008 and 2009, respectively.

(f)	Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in accordance with the provisions of FASB ASC 350-20, Intangibles — Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.

In accordance with ASC 350-20, a two-step impairment test is required to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. In the first step, the fair value of each reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and the second step is not required. If the carrying value of the net assets assigned to the reporting unit exceeds its fair value, then the second step is performed in order to determine the implied fair value of the reporting unit’s goodwill and an impairment loss is recorded for an amount equal to the difference between the implied fair value and the carrying value of the goodwill.

For the purpose of goodwill analysis, the Company has only one reporting segment, as defined by ASC 350-20. Goodwill amounted to $37,113 and $37,571 at December 31, 2008 and 2009, respectively. There was a significant increase in goodwill in 2008 due to the acquisitions of Aerex and Chen-Tech. A $1,000 opening balance sheet deferred tax asset related to the Chen-Tech acquisition was charged to Goodwill in lieu of taxes upon realization in 2009. Goodwill has been subjected to fair value impairment tests in 2007, 2008 and 2009 and no impairments were recognized.

The Company has amortizable customer relationships of $20,011 and $19,465 at December 31, 2008 and 2009, respectively, included in other intangible assets that are being amortized over 50 years with annual amortization of $400. The 2009 amortization expense of $546 included partial year expense of $146 from 2008.

The Company conducted its annual impairment analysis in the third quarter of 2009. The fair value of the Company as measured by the Company market capitalization plus a control premium exceeded its carrying value. The Company reviewed the analysis at year-end and concluded it remained accurate.

The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Management considered recent transactions with comparable companies in the industry, and possible synergies to a market participant. In addition, factors such as the capital structure, the increase in the Company’s stock price and recent volatility in the Company’s trading price prior to December 31, 2009, were also considered. Management concluded there was a reasonable basis for the excess of estimated fair value of the Company over its market capitalization.

The estimated fair value requires judgment and the use of estimates by management. Potential factors requiring assessment include a decline in the Company’s stock price and variance in results of operations from projections. Any of these potential factors may cause the Company to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows, however, such a charge could have a material impact to equity and the statement of operations.

(g)	Fair Values of Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturities of these financial instruments. The fair values of the Senior Notes do not materially differ from their carrying values.

(h)	Revenue Recognition

Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the service has been provided, the sale price is determinable and collectibility is reasonably assured. This occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are generally recognized as reductions of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability. The Company does not recognize revenue from the disposal of by-products. Any proceeds received from by-product disposal are considered an offset to cost of sales. The allowance for doubtful accounts is based on a review of sales reports, open deduction reports, trends in collections, historical experience and existing economic conditions. Bad debt write-offs occur upon notice of insolvency or other evidence of business closure. The Company has reviewed SEC Staff Accounting Bulletin No. 104 and believes its revenue recognition policy to be in compliance with FASB ASC 605-10-S99-1.

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

(k)	Reclassification
Certain reclassifications have been made to the 2008 financial statements to conform with the 2009 presentation.
(l)	New Accounting Pronouncements

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

On December 30, 2008, the FASB issued guidance related to employers’ disclosures regarding postretirement benefit plan assets, which is included in ASC 715-20, Defined Benefit Plans — General. ASC 715-20 provides additional guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company adopted ASC 715-20 in fiscal year 2009. The disclosure requirements are annual and do not apply to interim financial statements.

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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At December 31, 2009, funded debt at Ladish was at 21% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at December 31, 2009. The covenant on adjusted net worth requires a minimum of $112,829. At December 31, 2009, Ladish had $259,800 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at December 31, 2009 was 4.77. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At December 31, 2009, the Company’s actual level was 2.91. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
At December 31, 2009, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
In addition, the Company and a syndicate of lenders have entered into a revolving line of credit (the “Facility”) which was most recently renewed on April 10, 2009. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At December 31, 2009, there were no borrowings under the Facility and $35,000 of credit was available pursuant to the terms of the Facility. The Facility matures on April 9, 2010.
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
The Facility also contains certain financial covenants which (a) require a minimum amount of modified EBITDA and (b) require a minimum fixed charge coverage ratio of 1.7x. At December 31, 2009, the Company was in compliance with the minimum modified EBITDA and had a fixed charge coverage ratio of 6.47x. The Facility also contains customary representations and warranties and events of default.

Long Term Debt Repayment Schedule
Senior Notes
Series B		Series C

$5,714	May 16, 2010
$5,715	May 16, 2011	$10,000	September 2, 2011
$5,715	May 16, 2012	$10,000	September 2, 2012
$5,715	May 16, 2013	$10,000	September 2, 2013
$5,715	May 16, 2014	$10,000	September 2, 2014
$5,715	May 16, 2015	$10,000	September 2, 2015
$5,711	May 16, 2016
The total interest incurred by the Company amounted to $3,323, $4,389 and $6,003 in 2007, 2008 and 2009, respectively. Total interest rose in 2008 and 2009 as the Company incurred additional long-term debt in 2008 to support the acquisitions of Aerex and Chen-Tech. The capacity expansion programs at the Company resulted in higher interest capitalization in 2008.
The following table reflects the Company’s treatment of interest for the years 2007, 2008 and 2009:

	2007	2008	2009
Interest Expensed	$2,528	$1,971	$5,050
Interest Capitalized	795	2,418	953

Total	$3,323	$4,389	$6,003

(4)	Stockholders’ Equity
(a)	Treasury Shares
The treasury shares represent shares of common stock of the Company which the Company repurchased on the open market. The value reflects the purchase price for those shares.
(b)	Stock Option Plan

The Company has a Long-Term Incentive Plan (the “Stock Option Program”) that covers certain employees. Under the Stock Option Program, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 943,833 options have been granted. These options expire ten years from the grant date. For the years 2008 and 2009, no options were granted under the Stock Option Program. As of December 31, 2009, 4,548 options granted under the Stock Option Program are fully vested and remain outstanding.

During 2007, 2008 and 2009, 33,500, 26,000 and 1,788 shares of common stock, respectively, were issued from treasury stock for the exercise of stock options. The shares had a cost of $7.32 per share. In 2007, 2008 and 2009, the difference of $44, $24 and $2, respectively, between the cost of the shares released from treasury stock and the cash proceeds from the exercise of stock options was credited to additional paid-in capital, a component of stockholders’ equity. During the years ending December 31, 2007, 2008 and 2009, the Company received $289, $215 and $15, respectively, from the exercise of employee stock options.

The options outstanding were all granted and fully vested prior to the effective date of FASB ASC 718-10, Compensation — Stock Compensation — Overall, and were accounted for under the provisions of APB No. 25 “Accounting for Stock Issued to Employees.” As such, there is no stock compensation expense for the remaining options.

A summary of options for 2007, 2008 and 2009 is as follows:

	2007		2008		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at Beginning of Year	65,836	$8.59	32,336	$8.57	6,336	$9.87
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	(33,500)	8.62	(26,000)	8.25	(1,788)	8.25

Outstanding at End of Year	32,336	8.57	6,336	9.87	4,548	10.50

Exercisable at End of Year	32,336	$8.57	6,336	$9.87	4,548	$10.50

The options outstanding and exercisable as of December 31, 2009 consist of the following:

Average
			Weighted Average		Remaining
	Number of Options		Exercise Price		Contractual
Range of Exercise Prices	Outstanding	Exercisable	Outstanding	Exercisable	Life–Years
$10 to $15	4,548	4,548	$10.50	$10.50	1.38
(c)	Comprehensive Income

Comprehensive income is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

	December 31,
	2008	2009
Foreign Currency Translation Adjustments	$1,604	$2,779
Amounts in Accumulated Other Comprehensive Income that have not yet been Recognized as:
Components of Net Periodic Benefit Cost:
Actuarial Loss	(69,627)	(74,567)
Prior Service Cost	(775)	(1,269)
Unrealized Investment Loss	(473)	(157)

Accumulated Other Comprehensive Loss	$(69,271)	$(73,214)

(d)	Additional Paid-In Capital

In 2008, the Company recognized a deferred tax liability of $5,498 which related to an IRS audit adjustment for 1987. As the adjustment related to a time period prior to the Company’s reorganization in 1993, under fresh-start accounting, the adjustment is charged to paid-in capital instead of the current tax provision.

(5)	Research and Development

Research and development expenses were $2,907, $3,061 and $2,725 in 2007, 2008 and 2009, respectively. Customers reimbursed the Company for $1,175, $1,282 and $1,231 of research and development expenses in 2007, 2008 and 2009, respectively. The expenses and related reimbursement are included in cost of sales on the statements of operations.

(6)	Leases

Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2018. Rental expense was $370, $630 and $1,225 in 2007, 2008 and 2009, respectively.

Minimum lease obligations under noncancelable operating leases are as follows:

2010	$974
2011	836
2012	756
2013	637
2014	602
2015 and Thereafter	1,848

Total	$5,653

Certain equipment were leased under noncancelable capital leases assumed as a part of the Chen-Tech acquisition in 2008. The Company paid off these leases in 2009 and exercised the purchase option for equipment.

(7)	Income Taxes

The Company utilized the remaining $2,142 of domestic net operating loss (“NOL”) carryforwards to reduce taxable income in 2008. In addition, the Company recognized a fixed asset tax basis adjustment that occurred prior to its reorganization resulting in a tax effected deferred tax liability of $5,498 in 2008 with a corresponding reduction in paid-in capital. Pursuant to FASB ASC 740-10, Income Taxes — Overall in regards to uncertain tax provisions, the Company has recorded a charge to income tax expense of $546 and $69 and has corresponding unrecognized tax benefit reserves of $546 and $615 in 2008 and 2009, respectively, in connection with research and development (“R&D”) tax credits recognized in those years. The reserves established are 10% of the R&D tax credit for each year and include any applicable penalties. The Company has recorded $79 in interest costs with regard to the foregoing that is included in the 2009 charge to income tax expense and corresponding reserve balance. The Company has total net deferred income tax assets of $26,660 and $31,666 as of December 31, 2008 and 2009, respectively.

The entire $615 of unrecognized tax benefits as of December 31, 2009 would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Beginning Balance	$546
Additions for Tax Positions Related to the Current Year	51
Additions for Tax Positions of Prior Years	18

Ending Balance	$615

As of December 31, 2008, ZKM had net deferred Polish income tax assets totaling $2,060 which included $1,799 of foreign economic zone credits and the net realizable value of $92 of NOL carry-forwards that existed prior to Ladish’s acquisition of ZKM. The foreign economic zone credits expire in 2017 and the NOLs expired in 2009. Prior to 2007, the Company had determined that it was not more likely than not that the ZKM NOLs would be utilized, therefore, a valuation allowance was provided to reduce the benefit of the ZKM net deferred income tax assets to zero. In 2007, in consideration of its recent earnings history and expectations of future profitability, all of the valuation allowance against the net deferred tax assets was reversed resulting in an $875 reduction in income tax expense. As of December 31, 2009, ZKM has net deferred Polish income tax assets totaling $2,503 which include $1,951 of foreign economic zone credits along with NOL carryforwards with a net realizable value of $35 and $677 in 2008 and 2009, respectively, that were generated by its ZKM and ZOPS operation. The NOL carryforwards expire in the years 2012 through 2014. A valuation allowance has been established against $115 of the foreign NOLs related to the ZOPS operation.

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

Certain deferred tax liabilities associated with the acquisitions of Aerex and Chen-Tech have been recorded against goodwill.
Deferred taxes were classified in the consolidated balance sheets for the years ended December 31, 2008 and 2009 as follows:

	December 31,
	2008	2009
Other Current Assets	$7,043	$6,434
Other Noncurrent Assets	39,804	47,964
Other Current Liabilities	(263)	(1,290)
Other Noncurrent Liabilities	(19,924)	(21,442)

Total Net Deferred Tax Assets	$26,660	$31,666

The components of net deferred income tax assets and liabilities for the years ended December 31, 2008 and 2009 are as follows:

	December 31,
	2008	2009
Deferred Tax Assets:
Inventory Adjustments	$1,692	$1,491
Accrued Employee Costs	3,393	2,665
Operating Loss Carryforwards	127	712
Pension Benefit Liabilities	27,563	30,067
Postretirement Healthcare Benefit Liabilities	13,302	13,472
Other	34	4,816

	46,111	53,223
Valuation Allowances	(35)	(115)

Net Deferred Tax Assets	46,076	53,108

Deferred Tax Liabilities:
Property, Plant and Equipment	(19,416)	(21,442)

Net Deferred Tax Liabilities	(19,416)	(21,442)

Total Net Deferred Tax Assets	$26,660	$31,666

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2007, 2008 and 2009 is as follows:

	Years Ended December 31,
	2007	2008	2009

Pre-tax Income	$50,154	$38,250	$3,136

Federal Tax at Statutory Rate of 35%	$17,554	$13,387	$1,098
State Tax, Net of Federal Effect	2,176	(144)	574
Permanent Differences and Other, Net	(104)	(737)	458
Research & Development Credits	—	(3,582)	(316)
Domestic Production Activities Deduction	(717)	(553)	(21)
Reversal of Domestic Valuation Allowance	—	—	(5,335)
Establishment (Reversal) of Foreign Valuation Allowance	(875)	35	80
Foreign Economic Zone Credits	—	(1,907)	—
Foreign Tax Rate Differential	(236)	(623)	569

Total Tax Provision (Benefit)	$17,798	$5,876	$(2,893)

Effective Tax Rate	35.5%	15.4%	(92.3)%

The Domestic Production Activities Deduction is a statutory deduction limited to income arising from qualified production activities based in the United States.
The components of income tax expense (benefits) for the years ended December 31, 2007, 2008 and 2009 are as follows:

	2007
	Federal	State	Foreign	Total
Current	$9,553	$2,295	$75	$11,923
Deferred	5,112	1,098	(875)	5,335
Charge in Lieu of Taxes Related to:
Goodwill	35	5	—	40
Stock Options	437	63	—	500

Total Income Tax Expense (Benefit)	$15,137	$3,461	$(800)	$17,798

	2008
	Federal	State	Foreign	Total
Current	$5,339	$(506)	$14	$4,847
Deferred	1,741	249	(1,223)	767
Charge in Lieu of Taxes Related to:
Goodwill	35	5	—	40
Stock Options	194	28	—	222

Total Income Tax Expense (Benefit)	$7,309	$(224)	$(1,209)	$5,876

	2009
	Federal	State	Foreign	Total
Current	$(1,072)	$9	$2	$(1,061)
Deferred	3,111	(4,593)	(355)	(1,837)
Charge in Lieu of Taxes Related to:
Goodwill	—	—	—	—
Stock Options	4	1	—	5

Total Income Tax Expense (Benefit)	$2,043	$(4,583)	$(353)	$(2,893)

The Company has not provided additional U.S. income taxes on $6,662 of undistributed earnings of its Polish subsidiary, ZKM, included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of ZKM or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by ZKM or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

The Company is currently being audited by the State of Wisconsin for tax years 2005-2008. The Company has not been notified of any other audit of its U.S. or state tax returns. Federal returns for the years 2006-2009 are still open.

(8)	Pensions and Postretirement Benefits

The Company has noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $8,955 and $3,428 to the Plans in 2008 and 2009, respectively, and the Company expects to contribute $7,456, $11,761 and $15,045 in 2010, 2011 and 2012, respectively, to the Plans. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The Plans may hold shares of the Company’s common stock, which comprise less than ten percent of any individual plan’s total assets. The market value of Company shares held in all Plans as of December 31, 2008 and 2009 total $4,692 and $5,099, respectively. On September 10, 2008, the Company contributed 38,788 shares of the Company with a market value of $915 to the Plans.

A summary of the Plans’ asset allocation at December 31, 2008 and 2009 is as follows:

	December 31,
Asset Category	2008	2009
Fixed Income Securities	54.5%	54.4%
Equity Securities	39.0%	44.4%
Cash	6.5%	1.2%

Total	100.0%	100.0%

The Plans’ target asset allocation percentages are fixed income 50% and equities 50%. The variance from the target in 2009 was due to the decline in the U.S. equity market in 2008.

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

The benefits estimated to be paid in the next five years for the pension plans range between $15,900 and $16,500 per year and for years six through ten in aggregate total $76,100. For postretirement healthcare and life insurance benefits, the estimated benefit payments over the next five years approximate $3,300 per year and $13,100 in aggregate for years six through ten.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued ASC 715-60, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed refund requests with the Claims Management Services, a division of the Health and Human Services Department. Refunds of $169 and $274 have been received in 2008 and 2009, respectively.

Certain officers have deferred compensation agreements (the “Officers’ Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability of $6,823 and $9,431 as of December 31, 2008 and 2009, respectively, has been recorded under these agreements as actuarially determined. The expense was $440, $552 and $662 in 2007, 2008 and 2009, respectively.

The Company has established a Rabbi Trust for the beneficiaries of the Officers’ Plan to fund a portion of the benefits earned under the Officers’ Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary. The Rabbi Trust had assets of $217 and $175 as of December 31, 2008 and 2009, respectively, and are included in other assets on the balance sheets. The investments are held on the balance sheet and are considered available-for-sale securities. The unrealized gain or loss on these investments is recognized as a component of other comprehensive income.

Fair Value Measurement of Pension Assets

FASB ASC 820-10, Fair Value Measurements and Disclosures, establishes a framework and provides guidance on measuring the fair value of assets in a pension plan and how an employer should disclose the same. The framework establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The three levels of fair value hierarchy are described as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth by level, within the fair value hierarchy, the Plans’ assets at fair value as of December 31, 2009:

Plans’ Assets	Level 1	Level 2	Level 3	Total

$142,967	$142,967	—	—	$142,967

The following is a reconciliation of the change in benefit obligation and Plans’ assets for the years ended December 31, 2008 and 2009:

	Pension & Officers’		Postretirement
	Benefits		Benefits
	2008	2009	2008	2009
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of Yr.	$204,496	$204,035	$35,454	$33,256
Service Cost	891	1,346	154	190
Interest Cost	11,998	11,856	2,051	1,903
Amendments	402	1,229	—	—
Actuarial (Gains) Losses	2,684	17,887	(274)	1,835
Benefits Paid	(16,436)	(16,597)	(5,956)	(5,912)
Participants’ Contributions	—	—	1,827	2,407

Projected Benefit Obligation at End of Yr.	$204,035	$219,756	$33,256	$33,679

Change in Plans’ Assets:
Plans’ Assets at Fair Value at Beginning of Yr.	$181,100	$136,472	$—	$—
Actual Return on Plans’ Assets	(37,310)	19,478	—	—
Company Contributions	9,118	3,614	3,962	3,505
Benefits Paid	(16,436)	(16,597)	(5,956)	(5,912)
Participants Contributions	—	—	1,994	2,407

Plans’ Assets at Fair Value at End of Yr.	$136,472	$142,967	$—	$—

Funded Status of Plans	$(67,563)	$(76,789)	$(33,256)	$(33,679)

	Pension & Officers’		Postretirement
	Benefits		Benefits
	2008	2009	2008	2009
Plans with Benefit Obligations in Excess of Plan Assets:
Projected Benefit Obligation	$204,035	$219,756	$33,256	$33,679
Accumulated Benefit Obligation	197,930	211,461	—	—
Plan Assets	136,472	142,967	—	—
Plans with Plan Assets in Excess of Benefit Obligations:
Projected Benefit Obligation	$—	$—	$—	$—
Accumulated Benefit Obligation	—	—	—	—
Plan Assets	—	—	—	—
Weighted Average Assumptions:
Discount Rate	6.05%	5.16%	6.05%	5.16%
Rate of Increase in Compensation Levels	3.00%	3.00%	—	—
Expected Long-Term Rate of Return on Assets	7.95%	8.05%	—	—

The total accumulated pension benefit obligation for the Plans is $197,930 and $211,461 at December 31, 2008 and 2009, respectively. All of the individual Plans and the Officers’ Plan have accumulated benefit obligations exceeding the fair value of the Plans’ assets at December 31, 2009.

	Pension & Officers’		Postretirement
	Benefits		Benefits
	2008	2009	2008	2009
Amounts Recognized in the Consolidated Balance Sheets:
Other Assets	$217	$175	$—	$—
Accrued Liabilities — Postretirement	—	—	(3,540)	(3,464)
Accrued Liabilities — Officers’ Deferred Comp.	(31)	(155)	—	—
Noncurrent Liabilities — Pensions	(60,957)	(67,533)	—	—
Noncurrent Liabilities — Postretirement	—	—	(29,716)	(30,215)
Officers’ Deferred Compensation	(6,792)	(9,276)	—	—

Net Amount Recognized	$(67,563)	$(76,789)	$(33,256)	$(33,679)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 are as follows:

	Pension & Officers’	Postretirement
	Benefits	Benefits
Prior Service Cost	$2,014	$102
Net Loss	119,610	4,668

Total	$121,624	$4,770

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

	Pension & Officers’	Postretirement
	Benefits	Benefits
Prior Service Cost	$490	$14
Net Loss	8,170	101

Total	$8,660	$115

The components of the net periodic benefit costs for the years ended December 31, 2007, 2008 and 2009 are:

	Pension & Officers’ Benefits			Postretirement Benefits
	2007	2008	2009	2007	2008	2009
Service Cost-Benefit Earned During the Period	$876	$891	$1,346	$149	$154	$190
Interest Cost on Projected Benefit Obligation	11,267	11,998	11,856	2,028	2,051	1,903
Expected Return on Pension Assets	(15,529)	(15,713)	(13,265)	—	—	—
Net Amortization and Deferral	3,762	3,631	5,273	18	4	5
Prior Service Cost	413	400	390	14	14	14

Net Periodic Benefit Cost	$789	$1,207	$5,600	$2,209	$2,223	$2,112

Assumptions used in the determination of net periodic benefit costs for these years are:

	Pension & Officers’ Benefits			Postretirement Benefits
	2007	2008	2009	2007	2008	2009
Discount Rate	5.68%	6.11%	6.05%	5.68%	6.11%	6.05%
Rate of Increase in Compensation Levels	3.00%	3.00%	3.00%	—	—	—
Expected Long-Term Rate of Return on Assets	8.90%	8.90%	7.95%	—	—	—

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 0% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1%	1%
	Increase	Decrease
Effect on Total of Service and Interest Cost Components	$92	$(82)
Effect on Postretirement Healthcare Benefit Obligation	$1,660	$(1,486)

As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $2,582 and $2,291 to these plans during 2008 and 2009, respectively. Should the Company cease to participate in these plans it could be subject to a withdrawal liability.

ZKM sponsors an unfunded retirement plan and the Company has estimated ZKM’s liability for this plan to be approximately $3,044 and $2,379 at December 31, 2008 and 2009, respectively. The Company has included ZKM’s estimated liability in the pension liability in the consolidated balance sheets.

(9)	Deferred Compensation

As a part of the total compensation program at the Company, a number of nonqualified plans have been adopted which entail a portion of deferred compensation. For the individuals participating in these deferred compensation programs, the deferred portion of their salary and/or incentive pay has been placed into a Rabbi Trust for the benefit of those individuals until such time as the assets are payable pursuant to the terms of the deferred compensation programs. In the event of a liquidation of the assets of the Company, the assets placed in the Rabbi Trusts are subject to the general claims of creditors of the Company. The deferred compensation assets held in the Rabbi Trusts amounted to $2,461 and $3,723 as of December 31, 2008 and 2009, respectively, and are included as a part of other assets on the consolidated balance sheets of the Company. The obligation to release these assets to participating individuals is reflected as a part of other noncurrent liabilities on the consolidated balance sheets of the Company. The investments are held on the balance sheet and are considered available-for-sale securities. The unrealized gain (loss) on the Rabbi Trust assets amounted to $(787) and $526 in 2008 and 2009, respectively, and is recorded net of tax as other comprehensive income on the balance sheets.

(10)	Profit Sharing

Forging has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $2,759, $1,517 and $350 in 2007, 2008 and 2009, respectively. PCT has a profit sharing program in which all employees are eligible to participate. The profit sharing pool is calculated based on various internal operating measurements. The expense was $553, $368 and $261 in 2007, 2008 and 2009, respectively. For Stowe, a profit sharing program for all employees had an expense of $158, $64 and $0 in 2007, 2008 and 2009, respectively. Profit sharing at Aerex and Chen-Tech for 2008 was provided by the former owners of each business. In 2009, Aerex and Chen-Tech did not pay profit sharing.

(11)	Commitments and Contingencies
(a)
The Company is involved in various stages of investigation relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company has an accrual of $300 at December 31, 2009, included in other noncurrent liabilities on the consolidated balance sheets of the Company, for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

(b)
The Company has been named as a defendant in a number of asbestos cases in Mississippi, six cases in Illinois, one case in Wisconsin and one case in California. As of December 31, 2009, the Company has been dismissed from the case in California and has 11 claims in Mississippi, two claims remaining in Illinois and one in Wisconsin. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has not made any provision in its financial statements for the asbestos litigation.

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

(d)
The Company has unconditional fixed price purchase obligations (take-or-pay contracts) of approximately $163,040 comprised of commitments to purchase natural gas of approximately $13,703 and raw material of approximately $149,337. These obligations are for purchases necessary to fulfill the Company’s production backlog. None of these obligations may be net settled. The Company’s future commitments approximate $61,438 in 2010, $68,096 in 2011 and $33,506 in 2012 and beyond. During 2007, 2008 and 2009, the Company fulfilled its minimum contractual purchase obligations for those periods.

Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

(12)	Related Party Transactions

Since 1995, the Company has participated in a joint venture with Weber Metals, Inc. (“Weber”). The joint venture is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the former chief executive officer of Weber. The Company’s payments to Weber under the joint venture were $643, $367 and $371 in 2007, 2008 and 2009, respectively. The joint venture has no assets or liabilities.

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

The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2007, 2008 and 2009:

	December 31,
	2007	2008	2009
Average Basic Common Shares Outstanding	14,516,120	14,998,437	15,901,833
Incremental Shares Applicable to Common Stock Options	34,138	2,407	413

Average Diluted Common Shares Outstanding	14,550,258	15,000,844	15,902,246

(14)	Acquisitions

On July 9, 2008, the Company acquired all of the outstanding equity of Aerex Manufacturing, Inc. (“Aerex”) for a combined cash, $11,817, and stock consideration of 45,750 shares which equated to $941. The net purchase price of $12,758 reflects a post-closing reduction of $1,200. Located in South Windsor, Connecticut, Aerex provides precision machining of titanium components for the aerospace industry.

A summary of the amounts assigned to the assets and liabilities of Aerex is as follows:

Net Working Capital	$1,892
Property, Plant and Equipment	3,116
Goodwill	6,666
Amortizable Intangibles	3,651
Deferred Income Tax Liability	(2,567)
Other Noncurrent Liabilities	—

$12,758

The Company acquired all of the outstanding equity of Chen-Tech Industries, Inc. (“Chen-Tech”) on September 4, 2008 for a combined cash, $27,254, and stock consideration of 1,256,211 shares which equated to $31,820. Chen-Tech is a forger of nickel and titanium rotating components for commercial and military jet engines. The Chen-Tech facility is located in Irvine, California.

A summary of the amounts assigned to the assets and liabilities of Chen-Tech is as follows:

Net Working Capital	$7,222
Property, Plant and Equipment	21,359
Goodwill	21,624
Amortizable Intangibles	16,360
Deferred Income Tax Liability	(6,068)
Other Noncurrent Liabilities	(1,423)

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

	Quarters Ended
2008	March 31	June 30	September 30	December 31
Net Sales	$117,197	$118,959	$120,761	$112,549
Gross Profit	14,821	15,507	18,193	10,782
Operating Income	10,418	10,666	12,116	6,338
Net Income	5,983	6,219	10,435	9,568
Basic Earnings Per Share	0.41	0.43	0.70	0.60
Diluted Earnings Per Share	0.41	0.43	0.70	0.60

	Quarters Ended
2009	March 31	June 30	September 30	December 31
Net Sales	$105,739	$84,686	$76,191	$83,216
Gross Profit	7,324	6,337	4,722	8,704
Operating Income (Loss)	3,282	2,064	(970)	4,872
Net Income (Loss)	1,200	650	(2,209)	6,453
Basic Earnings (Loss) Per Share	0.08	0.04	(0.14)	0.41
Diluted Earnings (Loss) Per Share	0.08	0.04	(0.14)	0.41

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(16)	Valuation and Qualifying Accounts

	Balance at	Provision		Balance at
	Beginning	Charged to	Accounts	End of
	of Year	Profit & Loss	Written Off	Year
Year ended December 31, 2007
Allowance for Doubtful Accounts	$126	—	$(38)	$88
Year ended December 31, 2008
Allowance for Doubtful Accounts	$88	$3	$(7)	$84
Year ended December 31, 2009
Allowance for Doubtful Accounts	$84	$929	$(938)	$75
In 2009, the Company recognized a $914 loss associated with an uncollectable account receivable at its subsidiary, ZKM.

INDEX TO EXHIBITS

Exhibit			Page
Numbers		Description	Number

3	(a)	Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.

3	(b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b) on November 5, 2003 are incorporated by reference.

10	(a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit 10.4 on December 23, 1997 is incorporated by reference.

10	(b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.

10	(c)
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

Exhibit			Page
Numbers		Description	Number

10	(l)
Amendment No. 10 dated April 25, 2008 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-Q on April 29, 2008 is incorporated by reference.

10	(m)
Second Amended and Restated Credit Agreement dated April 10, 2009 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 8-K on April 10, 2009 is incorporated by reference.

10	(n)
Amendment No. 1 dated July 31, 2009 to Second Amended and Restated Credit Agreement dated April 10, 2009 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-Q on July 31, 2009 is incorporated by reference.

10	(o)	Note Purchase Agreement dated May 16, 2006 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on May 17, 2006 is incorporated by reference.

10	(p)	Note Purchase Agreement dated September 2, 2008 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on September 2, 2008 is incorporated by reference.

10	(q)	Third Amendment dated December 21, 2009 to Note Purchase Agreements dated as of July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein.

10	(r)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

10	(s)	Agreement dated February 24,2005 between Ladish Co., Inc. and Huta Stalowa Wola S.A. filed with Form 8-K on March 2, 2005 is incorporated by reference.

10	(t)	Ladish Co., Inc. Long-Term Incentive Plan dated January 1, 2006, filed with Form 10-K on March 7, 2007 is incorporated by reference.

14		Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.

21		List of Subsidiaries of the Company.

23		Consent of Independent Registered Public Accounting Firm.

31	(a)	Written statement of the chief executive officer of the Company certifying this Form 10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

31	(b)	Written statement of the chief financial officer of the Company certifying this Form 10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.

32		Written Statement of the chief executive officer and chief financial officer of the Company certifying this Form 10-K complies with the requirements of 18 U.S.C. §1350