Form 10-Q
period 2010-03-31
LADISH CO INC
filed 2010-04-27
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2010
Commission File Number 1-34495
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010

Common Stock, $0.01 Par Value	15,703,004

PART I — FINANCIAL INFORMATION

Ladish Co., Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	For the Three Months
	Ended March 31,
	(unaudited)
	2010	2009

Net sales	$98,948	$105,739

Cost of sales	85,285	98,415

Gross profit	13,663	7,324

Selling, general and administrative expenses	4,200	4,042

Income from operations	9,463	3,282

Other income (expense):
Interest expense	(1,475)	(845)
Other, net	250	(434)

Income before income tax provision	8,238	2,003

Income tax provision	2,886	803

Net income	5,352	1,200

Noncontrolling interest in net earnings of subsidiary	4	—

Net income attributable to the controlling interest	$5,348	$1,200

Basic earnings per share	$0.34	$0.08

Diluted earnings per share	$0.34	$0.08

Basic weighted average shares outstanding	15,858,560	15,901,216

Diluted weighted average shares outstanding	15,859,650	15,901,247
See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,508	$19,917
Accounts receivable, less allowance of $75 at each date	73,214	59,382
Inventories	86,669	92,697
Deferred income taxes	5,145	5,144
Prepaid expenses and other current assets	4,147	6,118

Total current assets	195,683	183,258
Property, plant and equipment:
Land and improvements	6,908	6,905
Buildings and improvements	60,492	60,416
Machinery and equipment	241,669	240,352
Construction in progress	58,861	58,451

	367,930	366,124
Less — accumulated depreciation	(171,372)	(167,688)

Net property, plant and equipment	196,558	198,436
Deferred income taxes	24,928	26,522
Goodwill	37,571	37,571
Other intangible assets, net	19,365	19,465
Other assets	4,353	4,262

Total assets	$478,458	$469,514

Liabilities:
Current liabilities:
Accounts payable	$26,916	$23,613
Senior notes	5,714	5,714
Accrued liabilities:
Pensions	273	259
Postretirement benefits	3,464	3,464
Officers’ deferred compensation	155	155
Wages and salaries	5,721	3,314
Taxes, other than income taxes	624	289
Interest	1,181	1,355
Profit sharing	513	611
Paid progress billings	995	2,428
Other	5,738	4,541

Total current liabilities	51,294	45,743
Noncurrent liabilities:
Senior notes	84,286	84,286
Pensions	70,797	69,653
Postretirement benefits	30,059	30,215
Officers’ deferred compensation	9,447	9,276
Other noncurrent liabilities	4,210	4,220

Total liabilities	250,093	243,393
Equity:
Stockholders’ equity:
Common stock — authorized 100,000,000, issued 15,907,552 shares at each date of $.01 par value	159	159
Additional paid-in capital	153,292	153,292
Retained earnings	150,726	145,378
Treasury stock, 204,548 and 4,548 shares of common stock at each date at cost	(3,283)	(33)
Accumulated other comprehensive loss	(73,071)	(73,214)

Total stockholders’ equity	227,823	225,582
Noncontrolling interest in equity of subsidiary	542	539

Total equity	228,365	226,121

Total liabilities and equity	$478,458	$469,514

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	(unaudited)
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income attributable to the controlling interest	$5,348	$1,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,838	3,835
Amortization of intangibles	100	136
Non-cash deferred compensation	93	(133)
Deferred income taxes	1,560	383
Noncontrolling interest in net earnings of subsidiary	4	—
Gain on purchase of stock — noncontrolling interest	—	(16)
(Gain) Loss on disposal of property, plant and equipment	(22)	298

Changes in assets and liabilities:
Accounts receivable	(13,811)	5,330
Inventories	6,043	6,185
Other assets	1,888	(672)
Accounts payable and accrued liabilities	5,530	(4,178)
Other liabilities	1,144	1,359

Net cash provided by operating activities	11,715	13,727

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(1,929)	(4,475)
Proceeds from sale of property, plant and equipment	48	32
Purchase of ZKM stock — noncontrolling interest	—	(32)

Net cash used in investing activities	(1,881)	(4,475)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Facility	—	(10,700)
Retirement of capital lease obligations	—	(97)
Purchase of treasury stock	(3,250)	—

Net cash used in financing activities	(3,250)	(10,797)

Effect of exchange rate changes on cash and cash equivalents	7	(467)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,591	(2,012)

CASH AND CASH EQUIVALENTS, beginning of period	19,917	4,903

CASH AND CASH EQUIVALENTS, end of period	$26,508	$2,891

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data)
(1) Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2010 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.
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
The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.
(2) Inventories

	March 31,	December 31,
	2010	2009
Raw materials	$13,915	$18,038
Work-in-process and finished goods	75,975	77,209
Less progress payments	(3,221)	(2,550)

Total inventories	$86,669	$92,697

(3) Interest and Income Tax Payments

	For the Three Months
	Ended March 31,
	2010	2009
Interest paid	$1,686	$1,754
Income taxes paid	204	94

(4) Cash and Cash Equivalents
Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents due to the high liquidity and short term duration of such money market accounts. The Company maintains deposits in financial institutions that consistently exceed the FDIC limit of $250. The Company has not experienced any losses in such accounts and management believes the Company is not at significant risk. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $959 and $105 as of March 31, 2010 and December 31, 2009, respectively.
(5) Revenue Recognition
Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the services have been provided, the sales price is determinable and collectibility is reasonably assured. This occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are recognized as reductions of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability. The Company does not recognize revenue from the disposal of by-products. Any proceeds received from by-product disposal are considered an offset to cost of sales. The allowance for doubtful accounts is based on a review of sales reports, open deduction reports, trends in collections, historical experience and existing economic conditions. Bad debt write-offs occur upon notice of insolvency or other evidence of business closure. The Company has reviewed SEC Staff Accounting Bulletin No. 104 and believes its revenue recognition policy to be in compliance with FASB ASC 605-10-S99-1.
(6) Income Taxes
The year-to-date tax provision for 2010 was based on an annualized combined federal, state and foreign effective rate of 35% in contrast to an effective tax rate of 40% for the same period in 2009. The lower tax rate in 2010 is primarily attributable to the increase in the federal domestic production activities deduction from 6% of taxable income in 2009 to 9% in 2010 along with lower state taxes due to an increase in apportionment of Wisconsin taxable income in 2010.
(7) Pension and Postretirement Benefits
The components of net periodic benefit costs recognized for the three-month periods ended March 31, 2010 and 2009 are presented in the table below.

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$401	$337	$57	$48
Interest cost	2,731	2,963	413	476
Expected return on plan assets	(3,059)	(3,316)	—	—
Amortization of prior service cost	123	98	3	3
Amortization of the net loss	2,043	1,318	25	1

Net periodic benefit cost	$2,239	$1,400	$498	$528

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $7,456 to its pension plans in 2010. As of March 31, 2010, the Company has made $873 of cash contributions to the pension plans versus $487 during the same period in 2009. The Company currently estimates its total contributions to its pension plans in 2010 will be $7,456.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first three months of 2010 and 2009, respectively, the Company received refunds of $54 and $159.
(8) Debt
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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At March 31, 2010, funded debt at Ladish was at 26% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at March 31, 2010. The covenant on adjusted net worth requires a minimum of $112,829. At March 31, 2010, Ladish had $261,888 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at March 31, 2010 was 5.44. The final covenant on net debt to consolidated cash flow allows for a maximum level of 4.00. At March 31, 2010, the Company’s actual level was 2.05. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
At March 31, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
The Company and a syndicate of lenders have entered into a revolving credit facility (the “Facility”) which was renewed on April 10, 2009. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At March 31, 2010, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility had a maturity date of April 9, 2010.
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

The Facility also contains certain financial covenants which (a) require a minimum amount of modified EBITDA and (b) require a minimum fixed charge coverage ratio of 1.7x. At March 31, 2010, the Company was in compliance with the minimum modified EBITDA and had a fixed charge coverage ratio of 7.01x. The Facility also contains customary representations and warranties and events of default.
On April 8, 2010, the Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The amended Facility has a maturity date of April 7, 2011.
(9) Earnings Per Share
The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.
(10) Stockholders’ Equity
The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted and no options were exercised in the three months ended March 31, 2010. As of March 31, 2010, 4,548 options granted under the Plan remain outstanding and exercisable.
(11) Legal Proceedings
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases. As of the date of this filing, the Company has eleven individual claims pending in Mississippi, two individual claims pending in Illinois and one individual claim pending in Wisconsin. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. Given that the consortium of insurers are handling the defense of the Company, combined with the lack of actual exposure or prior negative judgments, the Company has not made any provision in its financial statements for the asbestos litigation.
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

(12) New Accounting Pronouncements
None.
(13) Subsequent Events
On April 8, 2010, the Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The amended Facility has a maturity date of April 7, 2011.
The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)
RESULTS OF OPERATIONS
First Quarter 2010 Compared to First Quarter 2009
Net sales for the three months ended March 31, 2010 were $98,948 compared to $105,739 for the same period in 2009. The 6.4% decrease in net sales for the first quarter of 2010 versus 2009 was due to the decline in jet engine and industrial markets served by the Company, partially offset by the growth in general aerospace markets. Gross profit for the first quarter of 2010 was 13.8% of net sales in contrast to 6.9% of net sales in the first quarter of 2009. The increase in gross profit in the first quarter of 2010 is primarily a result of improved productivity, lower employment levels and improved by-product sales partially offset by the lack of fixed cost absorption caused by the reduced level of net sales.
Selling, general and administrative expenses were $4,200 and $4,042 and, as a percentage of net sales, were 4.2% and 3.8% for the first quarters of 2010 and 2009, respectively. The percentage increase in selling, general and administrative expenses was attributed to the 6.4% decrease in net sales and increased benefit expense in 2010.
Interest expense for the first quarter of 2010 was $1,475 in contrast to $845 for the same period in 2009. The higher interest expense in 2010 is due primarily to reduced capitalization of interest expense on capital projects. During the first quarter of 2010, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 2.00% or at a base rate. Series B and Series C senior notes bore interest at the rate of 6.14% and 6.41%, respectively. The Company had no borrowings under the revolving line of credit facility and had $90,000 of senior notes outstanding at the end of the first quarter of 2010.
Pretax income for the first quarter of 2010 was $8,238 in contrast to $2,003 for the same period in 2009. The increase in pretax income was due to the growth of by-product sales, significantly reduced expenses associated with employment reductions and reduced utility costs.
The 2010 and 2009 first quarter income tax provisions are based on effective tax rates of 35% and 40%, respectively. The lower tax rate in 2010 is primarily attributable to the increase in the federal domestic production activities deduction from 6% of taxable income in 2009 to 9% in 2010 along with lower state taxes due to an increase in apportionment of Wisconsin taxable income in 2010.
The Company’s net income for the first quarter of 2010 was $5,348, an increase from $1,200 in net income for the same quarter of 2009. Profitability increased from the prior period due to the lower employment costs, improved productivity, higher by-product sales and lower utility costs. The Company’s contract backlog at March 31, 2010 was $503,298 in comparison to backlogs of $523,258 and $504,207 at March 31, 2009 and December 31, 2009, respectively.
Liquidity and Capital Resources
The Company’s cash position as of March 31, 2010 was $6,591 more than it was at December 31, 2009. For the first three months of 2010, the Company generated $11,715 of cash from operating activities in contrast to $13,727 of cash from operations in the same period of 2009. The Company expended $1,929 and $4,475 of cash on capital expenditures in the first three months of 2010 and 2009, respectively. The Company expects capital expenditures for the remainder of 2010 will be at a reduced level. The Company also expended $3,250 in the first quarter of 2010 on the repurchase of 200,000 shares of the common stock of the Company.

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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At March 31, 2010, funded debt at Ladish was at 26% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at March 31, 2010. The covenant on adjusted net worth requires a minimum of $112,829. At March 31, 2010, Ladish had $261,888 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at March 31, 2010 was 5.44. The final covenant on net debt to consolidated cash flow allows for a maximum level of 4.00. At March 31, 2010, the Company’s actual level was 2.05. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
At March 31, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
In addition, the Company and a syndicate of lenders have entered into the Facility which was renewed on April 10, 2009. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At March 31, 2010, there were no borrowings under the Facility and $35,000 of credit was available pursuant to the terms of the Facility. The Facility had a maturity date of April 9, 2010.
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
The Facility also contains certain financial covenants which (a) require a minimum amount of modified EBITDA and (b) require a minimum fixed charge coverage ratio of 1.7x. At March 31, 2010, the Company was in compliance with the minimum modified EBITDA and had a fixed charge coverage ratio of 7.01x. The Facility also contains customary representations and warranties and events of default.
On April 8, 2010, the Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The amended Facility has a maturity date of April 7, 2011.

As of March 31, 2010 and December 31, 2009, the Company had net deferred tax assets of $30,073 and $31,666, respectively. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences and tax planning strategies available to the Company. If, in the future, the Company determines that it is no longer more likely than not that net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.
The Company’s market capitalization at March 31, 2010 was $316,573. The increase in the trading price of the Company’s common stock is believed to be related to overall improvement in the domestic equity markets and aerospace stocks in particular rather than any direct assessment of the Company.
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
Item 4. Controls and Procedures
Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.
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

LADISH CO., INC.
Date: April 26, 2010	By:	/s/ Wayne E. Larsen
Wayne E. Larsen
Vice President Law/Finance & Secretary