Form 10-Q
period 2010-06-30
LADISH CO INC
filed 2010-07-29
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010

Common Stock, $0.01 Par Value	15,703,004

PART I — FINANCIAL INFORMATION

Ladish Co., Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009

Net sales	$99,407	$84,686	$198,355	$190,425

Cost of sales	82,709	78,349	167,994	176,764

Gross profit	16,698	6,337	30,361	13,661

Selling, general and administrative expenses	4,032	4,273	8,232	8,315

Income from operations	12,666	2,064	22,129	5,346

Other income (expense):
Interest expense	(1,419)	(1,321)	(2,894)	(2,166)
Other, net	404	101	654	(333)

Income before income tax provision	11,651	844	19,889	2,847

Income tax provision	4,092	205	6,978	1,008

Net income	7,559	639	12,911	1,839

Noncontrolling interest in net earnings (loss) of subsidiary	21	(11)	25	(11)

Net income attributable to the controlling interest	$7,538	$650	$12,886	$1,850

Basic earnings per share	$0.48	$0.04	$0.82	$0.12

Diluted earnings per share	$0.48	$0.04	$0.82	$0.12

Basic weighted average shares outstanding	15,703,004	15,901,216	15,780,352	15,901,216

Diluted weighted average shares outstanding	15,704,594	15,901,539	15,781,692	15,901,393
See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$22,984	$19,917
Accounts receivable, less allowance of $75 at each date	75,074	59,382
Inventories	91,956	92,697
Deferred income taxes	5,054	5,144
Prepaid expenses and other current assets	3,498	6,118

Total current assets	198,566	183,258
Property, plant and equipment:
Land and improvements	6,785	6,905
Buildings and improvements	58,682	60,416
Machinery and equipment	246,924	240,352
Construction in progress	53,687	58,451

	366,078	366,124
Less — accumulated depreciation	(173,945)	(167,688)

Net property, plant and equipment	192,133	198,436
Deferred income taxes	23,529	26,522
Goodwill	37,571	37,571
Other intangible assets, net	19,265	19,465
Other assets	2,997	4,262

Total assets	$474,061	$469,514

Liabilities:
Current liabilities:
Accounts payable	$30,315	$23,613
Senior notes	5,714	5,714
Accrued liabilities:
Pensions	249	259
Postretirement benefits	3,464	3,464
Officers’ deferred compensation	155	155
Wages and salaries	6,087	3,314
Taxes, other than income taxes	292	289
Interest	1,321	1,355
Profit sharing	1,343	611
Paid progress billings	1,588	2,428
Other	7,372	4,541

Total current liabilities	57,900	45,743
Noncurrent liabilities:
Senior notes	78,571	84,286
Pensions	65,537	69,653
Postretirement benefits	29,667	30,215
Officers’ deferred compensation	9,476	9,276
Other noncurrent liabilities	2,829	4,220

Total liabilities	243,980	243,393

Equity:
Stockholders’ equity:
Common stock — authorized 100,000,000, issued 15,907,552 shares at each date of $.01 par value	159	159
Additional paid-in capital	153,292	153,292
Retained earnings	158,264	145,378
Treasury stock, 204,548 and 4,548 shares of common stock at each date at cost	(3,283)	(33)
Accumulated other comprehensive loss	(78,911)	(73,214)

Total stockholders’ equity	229,521	225,582
Noncontrolling interest in equity of subsidiary	560	539

Total equity	230,081	226,121

Total liabilities and equity	$474,061	$469,514

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	For the Six Months
	Ended June 30,
	(unaudited)
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income attributable to the controlling interest	$12,886	$1,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,721	7,595
Amortization of intangibles	200	273
Non-cash deferred compensation	(80)	147
Deferred income taxes	2,734	587
Noncontrolling interest in net earnings (loss) of subsidiary	25	(11)
Gain on purchase of stock — noncontrolling interest	(2)	(16)
Loss on disposal of property, plant and equipment	116	289

Changes in assets and liabilities:
Accounts receivable	(17,035)	19,379
Inventories	166	21,111
Other assets	3,932	2,057
Accounts payable and accrued liabilities	13,027	(17,459)
Other liabilities	(5,533)	1,416

Net cash provided by operating activities	18,157	37,218

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(5,909)	(8,353)
Proceeds from sale of property, plant and equipment	53	45
Purchase of ZKM stock — noncontrolling interest	(2)	(32)
Proceeds from working capital adjustment on Aerex acquisition	—	1,200

Net cash used in investing activities	(5,858)	(7,140)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Facility	—	(28,900)
Repayment of senior notes	(5,715)	—
Retirement of capital lease obligations	—	(1,660)
Purchase of treasury stock	(3,250)	—

Net cash used in financing activities	(8,965)	(30,560)

Effect of exchange rate changes on cash and cash equivalents	(267)	(351)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,067	(833)

CASH AND CASH EQUIVALENTS, beginning of period	19,917	4,903

CASH AND CASH EQUIVALENTS, end of period	$22,984	$4,070

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data)
(1) Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2010 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.
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
The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.
(2) Inventories

	June 30,	December 31,
	2010	2009
Raw materials	$14,445	$18,038
Work-in-process and finished goods	81,301	77,209
Less progress payments	(3,790)	(2,550)

Total inventories	$91,956	$92,697

(3) Interest and Income Tax Payments

	For the Six Months
	Ended June 30,
	2010	2009
Interest paid	$2,950	$3,053
Income taxes paid (refunded)	3,507	(2,681)

(4) Cash and Cash Equivalents
Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents due to the high liquidity and short term duration of such money market accounts. The Company maintains deposits in financial institutions that consistently exceed the current FDIC limit of $250. The Company has not experienced any losses in such accounts and management believes the Company is not at significant risk. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $1,978 and $105 as of June 30, 2010 and December 31, 2009, respectively.
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
(6) Income Taxes
The year-to-date tax provision for 2010 was based on an annualized combined federal, state and foreign effective rate of 35.1% in contrast to an effective tax rate of 35.4% for the same period in 2009. The lower tax rate in 2010 is primarily attributable to the increase in the federal domestic production activities deduction from 6% of taxable income in 2009 to 9% in 2010 along with lower state taxes due to an increase in apportionment of Wisconsin taxable income in 2010.
(7) Pension and Postretirement Benefits
The components of net periodic benefit costs recognized for the six-month periods ended June 30, 2010 and 2009 are presented in the table below.

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$803	$673	$115	$95
Interest cost	5,463	5,928	824	951
Expected return on plan assets	(6,119)	(6,633)	—	—
Amortization of prior service cost	245	195	7	7
Amortization of the net loss	4,085	2,637	51	3

Net periodic benefit cost	$4,477	$2,800	$997	$1,056

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $7,456 to its pension plans in 2010. As of June 30, 2010, the Company has made $7,739 of cash contributions to the pension plans versus $1,478 during the same period in 2009. The Company currently estimates its total contributions to its pension plans in 2010 will be $10,478.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first six months of 2010 and 2009, respectively, the Company received refunds of $54 and $159.
(8) Debt
On May 16, 2006, the Company sold $40,000 of Series B senior notes (the “Series B Notes”) in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year. The first amortization payment of $5,715 was paid on May 17, 2010.
On September 2, 2008, the Company sold $50,000 of Series C senior notes (the “Series C Notes”) in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At June 30, 2010, funded debt at Ladish was at 24% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at June 30, 2010. The covenant on adjusted net worth requires a minimum of $112,829. At June 30, 2010, Ladish had $263,212 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at June 30, 2010 was 7.25. The final covenant on net debt to consolidated cash flow allows for a maximum level of 4.00. At June 30, 2010, the Company’s actual level was 1.46. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
The Company and a syndicate of lenders entered into a revolving credit facility (the “Facility”), which was most recently renewed on April 8, 2010. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At June 30, 2010, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility has a maturity date of April 7, 2011.
The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of June 30, 2010, the Company’s ratio was 1.46:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of June 30, 2010, the Company had a fixed charge coverage ratio of 3.35x.

At June 30, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
(9) Earnings Per Share
The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.
(10) Stockholders’ Equity
The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted and no options were exercised in the six months ended June 30, 2010. As of June 30, 2010, 4,548 options granted under the Plan remain outstanding and exercisable.
On May 5, 2010, at the 2010 Annual Stockholders’ Meeting of the Company, the stockholders of the Company approved the adoption of the Company’s 2010 Restricted Stock Unit Plan (the “Plan”). Subsequent to that meeting and during the quarter ending June 30, 2010, the Company granted 400,000 restricted stock units under the Plan to certain employees and directors of the Company.
(11) Legal Proceedings
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases. As of the date of this filing, the Company has eleven individual claims pending in Mississippi and four individual claims pending in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. Given that the consortium of insurers are handling the defense of the Company, combined with the lack of actual exposure or prior negative judgments, the Company has not made any provision in its financial statements for the asbestos litigation.
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

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)
RESULTS OF OPERATIONS
Second Quarter 2010 Compared to Second Quarter 2009
Net sales for the three months ended June 30, 2010 were $99,407 compared to $84,686 for the same period in 2009. The amount of net sales for each of the three principal markets served by the Company were as follows for the periods indicated:

	Three Months Ended June 30,
	2010		2009
Jet Engine Components	$49,783	50%	$49,335	58%
Aerospace Components	35,921	36%	25,976	31%
General Industrial Components	13,703	14%	9,375	11%

Total	$99,407	100%	$84,686	100%

Gross profit for the second quarter of 2010 was 16.8% of net sales in contrast to 7.5% of net sales in the second quarter of 2009. The increase in gross profit in the second quarter of 2010 is primarily a result of improved productivity, lower employment levels and improved by-product sales along with an improved absorption of fixed costs by the increased level of net sales.
Selling, general and administrative expenses were $4,032 and $4,273 and, as a percentage of net sales, were 4.1% and 5.0% for the second quarters of 2010 and 2009, respectively. The percentage decrease in selling, general and administrative expenses was attributed to the higher costs associated with work force reductions in 2009.
Interest expense for the second quarter of 2010 was $1,419 in contrast to $1,321 for the same period in 2009. The higher interest expense in 2010 is due primarily to reduced capitalization of interest expense on capital projects. During the second quarter of 2010, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 2.00% or at a base rate. Series B and Series C senior notes bore interest at the rate of 6.14% and 6.41%, respectively. The Company had no borrowings under the revolving line of credit facility and had $84,285 of senior notes outstanding at the end of the second quarter of 2010.
Pretax income for the second quarter of 2010 was $11,651 in contrast to $844 for the same period in 2009. The increase in pretax income was due to the incremental sales increase, growth of by-product sales, significantly reduced expenses associated with employment reductions and reduced utility costs.
The 2010 and 2009 second quarter income tax provisions are based on effective tax rates of 35.1% and 24.3%, respectively. The tax rate in 2010 is close to the statutory rate, while the 2009 rate was lower due primarily to tax benefits recognized in that period from the Chen-Tech acquisition.
The Company’s net income for the second quarter of 2010 was $7,538, an increase from $650 in net income for the same quarter of 2009. Profitability increased from the prior period due to the increased sales levels, lower employment costs, improved productivity, higher by-product sales and lower utility costs. The Company’s contract backlog at June 30, 2010 was $519,803 in comparison to backlogs of $487,541 and $504,207 at June 30, 2009 and December 31, 2009, respectively.

First Six Months 2010 Compared to First Six Months 2009
The Company had net sales of $198,355 during the first six months of 2010 in contrast to $190,425 of net sales in the first half of 2009. The amount of net sales for each of the three principal markets served by the Company were as follows for the periods indicated:

	Six Months Ended June 30,
	2010		2009
Jet Engine Components	$97,663	49%	$104,792	55%
Aerospace Components	73,734	37%	59,950	32%
General Industrial Components	26,958	14%	25,683	13%

Total	$198,355	100%	$190,425	100%

In the first half of 2010, the Company had gross profits of $30,361, or 15.3% of net sales, in contrast to $13,661, or 7.2% of net sales, of gross profits the Company earned during the same period in 2009. The increase in gross income in 2010 is attributable to slightly higher sales, improved productivity, lower employment levels and improved by-product sales.
The Company had selling, general and administrative expense of $8,232, or 4.2% of net sales, in the first six months of 2010 in comparison to $8,315, or 4.4% of net sales, in the first half of 2009. The decrease in selling, general and administrative expense in 2010 was due to higher employment costs in 2009.
The Company incurred interest expense of $2,894 in the first half of 2010 in comparison to $2,166 of interest expense in the equivalent period of 2009. The difference in interest expense between the periods is attributable to higher capitalization of interest in 2009.
Pretax income in the first six months was $19,889, a $17,042 increase over the $2,847 of pretax income in the first six months of 2009. The increase in pretax income in 2010 resulted from sales growth, lower employment levels, higher productivity, improved by-product sales and lower utility rates.
The first half of 2010 had an effective tax rate of 35.1% for the Company, in comparison to an effective tax rate of 35.4% for the like period of 2009.
The Company’s net income of $12,886, or $0.82 of diluted per share earnings, in the first six months of 2010 reflects an increase of $11,036 from the $1,850, or $0.12 of diluted earnings per share in the first half of 2009. The increase in net income reflects the impact of incremental sales growth, improved absorption of fixed costs, higher productivity, improved by-product sales and lower utility rates.
Liquidity and Capital Resources
The Company’s cash position as of June 30, 2010 was $3,067 more than it was at December 31, 2009. For the first six months of 2010, the Company generated $18,157 of cash from operating activities in contrast to $37,218 of cash from operations in the same period of 2009. The Company expended $5,909 and $8,353 of cash on capital expenditures in the first six months of 2010 and 2009, respectively. The Company expects capital expenditures for the remainder of 2010 will be at a reduced level. The Company also expended $3,250 in the first half of 2010 on the repurchase of 200,000 shares of the common stock of the Company, $5,715 on the retirement of long term debt and $7,739 was contributed to the Company’s pension trust in 2010 in comparison to $1,478 in 2009.

On May 16, 2006, the Company sold $40,000 of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year. The first amortization payment of $5,715 was paid on May 17, 2010.
On September 2, 2008, the Company sold $50,000 of Series C Notes in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At June 30, 2010, funded debt at Ladish was at 24% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at June 30, 2010. The covenant on adjusted net worth requires a minimum of $112,829. At June 30, 2010, Ladish had $263,212 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at June 30, 2010 was 7.25. The final covenant on net debt to consolidated cash flow allows for a maximum level of 4.00. At June 30, 2010, the Company’s actual level was 1.46. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
The Company and a syndicate of lenders entered into a revolving credit facility which was most recently renewed on April 8, 2010. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At June 30, 2010, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility has a maturity date of April 7, 2011.
The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of June 30, 2010, the Company’s ratio was 1.46:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of June 30, 2010, the Company had a fixed charge coverage ratio of 3.35x.
At June 30, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
As of June 30, 2010 and December 31, 2009, the Company had net deferred tax assets of $28,583 and $31,666, respectively. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences and tax planning strategies available to the Company. If, in the future, the Company determines that it is no longer more likely than not that net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.

The Company’s market capitalization at June 30, 2010 was $356,772. The increase in the trading price of the Company’s common stock is believed to be related to overall improvement in the domestic equity markets and aerospace stocks in particular rather than any direct assessment of the Company.
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
Item 4. Controls and Procedures
Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II — OTHER INFORMATION
Item 4. Other Information
None.
Item 5. Exhibits
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

LADISH CO., INC.
Date: July 28, 2010	By:	/s/ Wayne E. Larsen
Wayne E. Larsen
Vice President Law/Finance & Secretary