Form 10-Q
period 2010-09-30
LADISH CO INC
filed 2010-11-04
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010

Common Stock, $0.01 Par Value	15,704,552

PART I — FINANCIAL INFORMATION

Ladish Co., Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(unaudited)		(unaudited)
	2010	2009	2010	2009

Net sales	$100,280	$76,191	$298,635	$266,616

Cost of sales	84,018	71,469	252,012	248,233

Gross profit	16,262	4,722	46,623	18,383

Selling, general and administrative expenses	4,529	5,692	12,761	14,007

Income (loss) from operations	11,733	(970)	33,862	4,376

Other income (expense):
Interest expense	(1,363)	(1,428)	(4,257)	(3,594)
Other, net	(300)	(632)	354	(965)

Income (loss) before income tax provision (benefit)	10,070	(3,030)	29,959	(183)

Income tax provision (benefit)	3,855	(780)	10,833	228

Net income (loss)	6,215	(2,250)	19,126	(411)

Noncontrolling interest in net earnings (loss) of subsidiary	(3)	(41)	22	(52)

Net income (loss) attributable to the controlling interest	$6,218	$(2,209)	$19,104	$(359)

Basic earnings (loss) per share	$0.40	$(0.14)	$1.21	$(0.02)

Diluted earnings (loss) per share	$0.40	$(0.14)	$1.21	$(0.02)

Basic weighted average shares outstanding	15,703,799	15,901,877	15,754,554	15,901,439

Diluted weighted average shares outstanding	15,704,935	15,901,877	15,755,826	15,901,439
See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,774	$19,917
Accounts receivable, less allowance of $75 at each date	77,322	59,382
Inventories	100,852	92,697
Deferred income taxes	5,134	5,144
Prepaid expenses and other current assets	2,828	6,118

Total current assets	212,910	183,258
Property, plant and equipment:
Land and improvements	6,920	6,905
Buildings and improvements	61,447	60,416
Machinery and equipment	252,689	240,352
Construction in progress	53,245	58,451

	374,301	366,124
Less – accumulated depreciation	(178,876)	(167,688)

Net property, plant and equipment	195,425	198,436
Deferred income taxes	22,128	26,522
Goodwill	37,571	37,571
Other intangible assets, net	19,165	19,465
Other assets	3,227	4,262

Total assets	$490,426	$469,514

Liabilities:
Current liabilities:
Accounts payable	$33,130	$23,613
Senior notes	15,714	5,714
Accrued liabilities:
Pensions	249	259
Postretirement benefits	3,464	3,464
Officers’ deferred compensation	155	155
Wages and salaries	5,328	3,314
Taxes, other than income taxes	303	289
Interest	1,047	1,355
Profit sharing	2,456	611
Paid progress billings	846	2,428
Income taxes	1,279	—
Other	7,768	4,541

Total current liabilities	71,739	45,743
Noncurrent liabilities:
Senior notes	68,571	84,286
Pensions	66,382	69,653
Postretirement benefits	29,411	30,215
Officers’ deferred compensation	9,606	9,276
Other noncurrent liabilities	3,086	4,220

Total liabilities	248,795	243,393
Equity:
Stockholders’ equity:
Common stock – authorized 100,000,000, issued 15,907,552 shares at each date of $.01 par value	159	159
Additional paid-in capital	153,308	153,292
Retained earnings	164,482	145,378
Treasury stock, 203,000 and 4,548 shares of common stock at each date at cost	(3,272)	(33)
Accumulated other comprehensive loss	(73,595)	(73,214)

Total stockholders’ equity	241,082	225,582
Noncontrolling interest in equity of subsidiary	549	539

Total equity	241,631	226,121

Total liabilities and equity	$490,426	$469,514

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	(unaudited)
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) attributable to the controlling interest	$19,104	$(359)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,650	11,466
Amortization of intangibles	300	409
Non-cash deferred compensation	145	418
Deferred income taxes	4,292	349
Noncontrolling interest in net earnings (loss) of subsidiary	22	(52)
Gain on purchase of stock – noncontrolling interest	(6)	(15)
Loss on disposal of property, plant and equipment	118	284

Changes in assets and liabilities:
Accounts receivable	(18,078)	24,095
Inventories	(8,073)	26,817
Other assets	4,382	1,945
Accounts payable and accrued liabilities	14,656	(18,558)
Other liabilities	(3,546)	1,455

Net cash provided by operating activities	24,966	48,254

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(9,303)	(10,946)
Proceeds from sale of property, plant and equipment	65	62
Proceeds from working capital adjustment on Aerex acquisition	—	1,200

Net cash used in investing activities	(9,238)	(9,684)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Facility	—	(28,900)
Repayment of senior notes	(5,715)	—
Retirement of capital lease obligations	—	(1,660)
Purchase of ZKM stock – noncontrolling interest	(6)	(33)
Purchase of treasury stock	(3,250)	—
Proceeds from exercise of stock options	16	15

Net cash used in financing activities	(8,955)	(30,578)

Effect of exchange rate changes on cash and cash equivalents	84	(179)

INCREASE IN CASH AND CASH EQUIVALENTS	6,857	7,813

CASH AND CASH EQUIVALENTS, beginning of period	19,917	4,903

CASH AND CASH EQUIVALENTS, end of period	$26,774	$12,716

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, Except Share Data)
(1) Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position at September 30, 2010 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.
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
The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.
(2) Inventories

	September 30,	December 31,
	2010	2009
Raw materials	$16,273	$18,038
Work-in-process and finished goods	87,669	77,209
Less progress payments	(3,090)	(2,550)

Total inventories	$100,852	$92,697

(3) Interest and Income Tax Payments

	For the Nine Months
	Ended September 30,
	2010	2009
Interest paid	$4,584	$4,749
Income taxes paid (refunded)	3,641	(2,650)

(4) Cash and Cash Equivalents
Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents due to the high liquidity and short term duration of such money market accounts. The Company maintains deposits in financial institutions that consistently exceed the current FDIC limit of $250. The Company has not experienced any losses in such accounts and management believes the Company is not at significant risk. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $3,489 and $105 as of September 30, 2010 and December 31, 2009, respectively.
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
(6) Income Taxes
The year-to-date income tax provision for 2010 was based on an annualized combined federal, state and foreign effective rate of 36.2%, which differed from the statutory federal rate of 35% due primarily to state taxes offset by the benefit of the Domestic Production Activities deduction. In 2009, the Company had a tax provision of $228 despite a year-to-date loss due to domestic income being offset by a foreign loss.
(7) Pension and Postretirement Benefits
The components of net periodic benefit costs recognized for the nine-month periods ended September 30, 2010 and 2009 are presented in the table below.

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service cost	$1,204	$1,010	$172	$143
Interest cost	8,194	8,891	1,236	1,426
Expected return on plan assets	(9,178)	(9,949)	—	—
Amortization of prior service cost	368	293	11	11
Amortization of the net loss	6,128	3,955	76	4

Net periodic benefit cost	$6,716	$4,200	$1,495	$1,584

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to contribute $7,456 to its pension plans in 2010. As of September 30, 2010, the Company has made $9,109 of cash contributions to the pension plans versus $2,554 during the same period in 2009. The Company currently estimates its total contributions to its pension plans in 2010 will be $10,478.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first nine months of 2010 and 2009, respectively, the Company received refunds of $54 and $159.
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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At September 30, 2010, funded debt at Ladish was at 23% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at September 30, 2010. The covenant on adjusted net worth requires a minimum of $112,829. At September 30, 2010, Ladish had $274,506 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at September 30, 2010 was 9.62. The final covenant on net debt to consolidated cash flow allows for a maximum level of 4.00. At September 30, 2010, the Company’s actual level was 1.05. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
The Company and a syndicate of lenders entered into a revolving credit facility (the “Facility”), which was most recently renewed on April 8, 2010. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At September 30, 2010, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility has a maturity date of April 7, 2011.
The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of September 30, 2010, the Company’s ratio was 1.05:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of September 30, 2010, the Company had a fixed charge coverage ratio of 4.26x.

At September 30, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
(9) Earnings Per Share
The incremental difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is due to the dilutive impact of outstanding options.
(10) Stockholders’ Equity
The Company has a Stock Option Plan (the “Plan”) that covers certain employees. Under the Plan, incentive stock options for up to 983,333 shares may be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. There were no options granted and 1,548 options were exercised in the nine months ended September 30, 2010. As of September 30, 2010, 3,000 options granted under the Plan remain outstanding and exercisable.
On May 5, 2010, at the 2010 Annual Stockholders’ Meeting of the Company, the stockholders of the Company approved the adoption of the Company’s 2010 Restricted Stock Unit Plan (the “Plan”). Subsequent to that meeting, the Company granted 400,000 restricted stock units under the Plan to certain employees and directors of the Company.
(11) Legal Proceedings
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases. As of the date of this filing, the Company has nine individual claims pending in Mississippi, one claim pending in Wisconsin and two individual claims pending in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. Given that the consortium of insurers are handling the defense of the Company, combined with the lack of actual exposure or prior negative judgments, the Company has not made any provision in its financial statements for the asbestos litigation.
The Company is also participating in an investigation initiated by U.S. Customs & Border Protection (“Customs”) into duty drawback claims filed on behalf of the Company by its former export agent. The Company is cooperating with Customs in this investigation. Based upon its internal investigation, the Company believes any errors or omissions with respect to its filings were solely attributable to its former export agent. The Company intends to continue to cooperate with Customs in resolving this matter. The Company believes that the ultimate resolution of the matter with Customs should occur in the near term and the Company has made adequate provisions in its financial statements for such a resolution.
(12) New Accounting Pronouncements
None.
(13) Subsequent Events
The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)
RESULTS OF OPERATIONS
Third Quarter 2010 Compared to Third Quarter 2009
Net sales for the three months ended September 30, 2010 were $100,280 compared to $76,191 for the same period in 2009. The amount of net sales for each of the three principal markets served by the Company were as follows for the periods indicated:

	Three Months Ended September 30,
	2010		2009
Jet Engine Components	$49,866	50%	$39,757	52%
Aerospace Components	35,696	36%	28,365	37%
General Industrial Components	14,718	14%	8,069	11%

Total	$100,280	100%	$76,191	100%

Gross profit for the third quarter of 2010 was 16.2% of net sales in contrast to 6.2% of net sales in the third quarter of 2009. The increase in gross profit in the third quarter of 2010 is primarily a result of improved productivity, lower employment levels and improved by-product sales along with an improved absorption of fixed costs by the increased level of net sales.
Selling, general and administrative expenses were $4,529 and $5,692 and, as a percentage of net sales, were 4.5% and 7.5% for the third quarters of 2010 and 2009, respectively. The percentage decrease in selling, general and administrative expenses was attributed to the higher costs associated with work force reductions in 2009.
Interest expense for the third quarter of 2010 was $1,363 in contrast to $1,428 for the same period in 2009. The lower interest expense in 2010 is due primarily to the reduced level of senior notes. During the third quarter of 2010, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 2.00% or at a base rate. Series B and Series C senior notes bore interest at the rate of 6.14% and 6.41%, respectively. The Company had no borrowings under the revolving line of credit facility and had $84,285 of senior notes outstanding at the end of the third quarter of 2010.
Pretax income for the third quarter of 2010 was $10,070 in contrast to a loss of $(3,030) for the same period in 2009. The increase in pretax income was due to the incremental sales increase, growth of by-product sales, significantly reduced expenses associated with employment reductions and reduced utility costs.
The 2010 third quarter income tax provision is based on an effective tax rate of 38.3%, which differed from the statutory federal rate of 35% due to state income taxes offset by the benefit of the Domestic Production Activities deduction. The 2009 tax benefit of $(780) was due to the pre-tax loss of $(3,030) in the third quarter.
The Company’s net income for the third quarter of 2010 was $6,218, an $8,427 increase from $(2,209) in net losses for the same quarter of 2009. Profitability increased from the prior period due to the increased sales levels, lower employment costs, improved productivity, higher by-product sales and lower utility costs. The Company’s contract backlog at September 30, 2010 was $536,511 in comparison to backlogs of $475,566 and $504,207 at September 30, 2009 and December 31, 2009, respectively.

First Nine Months 2010 Compared to First Nine Months 2009
The Company had net sales of $298,635 during the first nine months of 2010 in contrast to $266,616 of net sales in the first three quarters of 2009. The amount of net sales for each of the three principal markets served by the Company were as follows for the periods indicated:

	Nine Months Ended September 30,
	2010		2009
Jet Engine Components	$147,529	49%	$144,549	54%
Aerospace Components	109,430	37%	88,315	33%
General Industrial Components	41,676	14%	33,752	13%

Total	$298,635	100%	$266,616	100%

In the first nine months of 2010, the Company had gross profits of $46,623, or 15.6% of net sales, in contrast to $18,383, or 6.9% of net sales, during the same period in 2009. The increase in gross income in 2010 is attributable to higher sales, improved productivity, lower employment levels and improved by-product sales.
The Company had selling, general and administrative expense of $12,761, or 4.3% of net sales, in the first nine months of 2010 in comparison to $14,007, or 5.3% of net sales, in the first three quarters of 2009. The decrease in selling, general and administrative expense in 2010 was due to lower employment costs in 2010.
The Company incurred interest expense of $4,257 in the first nine months of 2010 in comparison to $3,594 of interest expense in the equivalent period of 2009. The difference in interest expense between the periods is attributable to higher capitalization of interest in 2009 as the Company was in the process of finishing a major capital project in 2009.
Pretax income in the first nine months was $29,959, a $30,142 increase over the $(183) of pretax loss in the first nine months of 2009. The increase in pretax income in 2010 resulted from sales growth, lower employment levels, higher productivity, improved by-product sales and lower utility rates.
The year-to-date income tax provision for 2010 was based on an annualized combined federal, state and foreign effective rate of 36.2%, which differed from the statutory federal rate of 35% due primarily to state taxes offset by the benefit of the Domestic Production Activities deduction. In 2009, the Company had a tax provision of $228 despite a year-to-date loss due to domestic income being offset by a foreign loss.
The Company’s net income of $19,104, or $1.21 of diluted per share earnings, in the first nine months of 2010 reflects an increase of $19,463 from the loss of $(359), or $(0.02) of diluted losses per share in the first three quarters of 2009. The increase in net income reflects the impact of incremental sales growth, improved absorption of fixed costs, higher productivity, improved by-product sales and lower utility rates.

Liquidity and Capital Resources
The Company’s cash position as of September 30, 2010 was $6,857 more than it was at December 31, 2009. For the first nine months of 2010, the Company generated $24,966 of cash from operating activities in contrast to $48,254 of cash from operations in the same period of 2009. The Company expended $9,303 and $10,946 of cash on capital expenditures in the first nine months of 2010 and 2009, respectively. The Company expects capital expenditures for the remainder of 2010 will be at a reduced level. The Company also expended $3,250 in the first three quarters of 2010 on the repurchase of 200,000 shares of the common stock of the Company, $5,715 on the retirement of long term debt and $9,109 was contributed to the Company’s pension trust in 2010 in comparison to $2,554 in 2009.
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
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At September 30, 2010, funded debt at Ladish was at 23% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at September 30, 2010. The covenant on adjusted net worth requires a minimum of $112,829. At September 30, 2010, Ladish had $274,506 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at September 30, 2010 was 9.62. The final covenant on net debt to consolidated cash flow allows for a maximum level of 4.00. At September 30, 2010, the Company’s actual level was 1.05. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
The Company and a syndicate of lenders entered into a revolving credit facility which was most recently renewed on April 8, 2010. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At September 30, 2010, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility has a maturity date of April 7, 2011.
The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of September 30, 2010, the Company’s ratio was 1.05:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of September 30, 2010, the Company had a fixed charge coverage ratio of 4.26x.
At September 30, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.

As of September 30, 2010 and December 31, 2009, the Company had net deferred tax assets of $27,262 and $31,666, respectively. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences and tax planning strategies available to the Company. If, in the future, the Company determines that it is no longer more likely than not that net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.
The Company’s market capitalization at September 30, 2010 was $488,883. The increase in the trading price of the Company’s common stock from June 30, 2010 is believed to be related to overall improvement in the domestic equity markets and aerospace stocks in particular rather than any direct assessment of the Company.
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
Item 4. Controls and Procedures
Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended September 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

LADISH CO., INC.
By:	/s/ Gary J. Vroman
Gary J. Vroman
President & Chief Executive Officer

By:	/s/ Wayne E. Larsen
Wayne E. Larsen
Vice President Law/Finance & Secretary
Date: November 3, 2010