Form 10-K
period 2010-12-31
LADISH CO INC
filed 2011-03-09
CIK 814250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant was $356,004,315 as of June 30, 2010.
15,707,552
(Number of Shares of common stock outstanding as of March 8, 2011)
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART 1

Item 1. Business
General
Ladish Co., Inc. (“Ladish” or the “Company”) engineers, produces and markets high-strength, high-technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets. Approximately 85% of the Company’s 2010 revenues were derived from the sale of jet engine parts, missile components, landing gear, helicopter rotors and other aerospace products. Approximately 33% of the Company’s 2010 revenues were derived from sales, directly or through prime contractors, under United States government contracts or under contracts with allies of the United States government, primarily covering defense equipment. Although no comprehensive trade statistics are available, based on its experience and knowledge of the industry, management believes that the Company is the second largest supplier of forged and cast metal components to the domestic aerospace industry, with an estimated 25% market share in the jet engine component field.
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

	Years Ended December 31,
	2008		2009		2010
	(Dollars in millions)
Jet Engine Components	$238	51%	$193	55%	$199	49%
Aerospace Components	124	26%	114	33%	143	36%
General Industrial Components	107	23%	43	12%	61	15%

Total	$469	100%	$350	100%	$403	100%

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
Much of the Company’s business is capital intensive, requiring large and sophisticated forging, casting, machining and heating equipment and extensive facilities for inspection and testing of components after formation. Ladish believes that it has the largest forging hammer, isothermal press and ring-roll in the world at its plant in Cudahy, Wisconsin. Its largest counterblow forging hammer has a capacity of 125,000 mkg (meter-kilograms), and its ring-rolling equipment can produce single-piece seamless products that weigh up to 350,000 pounds with outside diameters as large as 28 feet and face heights up to 10 feet. Ladish’s 4,500-ton, 10,000-ton and 12,500-ton isothermal presses can produce forgings, in superalloys as well as titanium, that weigh up to 2,000 pounds. Ladish qualified a new 12,500-ton isothermal press in 2010. Much of the domestic forging equipment has been designed and built by Ladish. The Company also maintains such auxiliary facilities as die-sinking, heat-treating and machining equipment and produces most of the precision dies necessary for its forging operations. The Company considers such equipment to be in good operating condition and adequate for the purposes for which it is being used.

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
Customers
The Company’s top three customers, Rolls-Royce, United Technologies and General Electric, accounted for approximately 47%, 56% and 56% of the Company’s revenues in 2008, 2009 and 2010, respectively. Net sales to Rolls-Royce were 23%, 26% and 26%, United Technologies 15%, 19% and 17% and General Electric 9%, 11% and 13% of total Company net sales for the respective years. No other customer accounted for ten percent or more of the Company’s net sales.
Caterpillar, Boeing, Techspace Aero, Goodrich and Volvo are also important customers of the Company. Because of the relatively small number of customers for some of the Company’s principal products, the Company’s largest customers exercise significant influence over the Company’s prices and other terms of trade.
U.S. exports accounted for approximately 46%, 46% and 43% of total Company net sales in 2008, 2009 and 2010, respectively. U.S. exports to England constituted approximately 25%, 26% and 26%, respectively in the above years, of total Company net sales.

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
Research and Development
The Company maintains a research and development department which is engaged in applied research and development work primarily relating to the Company’s forging operations. The Company works closely with customers, universities and government technical agencies in developing advanced forgings, materials and processes. The Company spent approximately $3.1 million, $2.7 million and $3.3 million on applied research and development work during 2008, 2009 and 2010, respectively. Customers reimbursed the Company for $1.3 million, $1.2 million and $1.7 million of the foregoing research and development expenses in 2008, 2009 and 2010, respectively.
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
In addition, the Company, its customers and suppliers have undertaken active programs for supply chain management to reduce overall lead times and the total cost of raw materials. In 2009, the Company experienced a decline in raw material prices and saw lead times shorten as demand for material eased due to the global economic downturn. In 2010, raw material prices stabilized and began to increase as aerospace markets firmed. The Company attempts to protect against raw material price escalation by passing those price increases directly to the Company’s customers.
Energy
The Company uses a considerable amount of energy in the processing of its forged and cast metal components. The fluctuating prices for energy, both natural gas and electricity, impacted the Company’s 2009 and 2010 results. Other than increased volume usage in 2010, there was not a material variance between the two years. The Company expects natural gas to remain stable in 2011, with expected increases in electrical costs. The Company attempts to ameliorate the impact of these price swings by purchasing directly from producers and pre-ordering supplies for the future, however, the level of price fluctuation and lack of availability are not within the control of the Company.
Backlog
The average amount of time necessary to manufacture the Company’s products is five to six weeks from the receipt of raw material. The timing of the placement and filling of specific orders may significantly affect the Company’s backlog figures, which are subject to cancellation for a variety of reasons. In addition, the Company typically only includes those contracts which will result in shipments within the next 18 months when compiling backlog and does not include the out years of long-term agreements. As a result, the Company’s backlog may not be indicative of actual results or provide meaningful data for period-to-period comparisons. The Company’s backlog was approximately $629 million, $504 million and $556 million as of December 31, 2008, 2009 and 2010, respectively. The Company received $408 million, $229 million and $456 million of new orders in 2008, 2009 and 2010, respectively.
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

Website Access to Company Reports
The Company’s annual report is available free of charge on the Company’s website at www.ladishco.com as soon as reasonably practicable after such material is filed electronically with the SEC. The Company’s other filings with the SEC; Form 10-K, Form 10-Q, Form 8-K and Form 4 are readily available at www.sec.gov/edgar or www.secfiling.com. The Company’s Form 14 Proxy Statement for the 2011 annual stockholders’ meeting is available on the Company’s website. The Company’s Code of Conduct is available on the Company’s website and in printed form upon request. Also, copies of the Company’s annual report will be made available, free of charge, upon written request.
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
There are no known pending remedial actions or claims relating to environmental matters that are expected to have a material effect on the Company’s financial position or results of operations. All of the properties owned by the Company, however, are located in industrial areas and have a history of heavy industrial use. These properties may potentially incur environmental liabilities in the future that could have a material adverse effect on the Company’s financial condition or results of operations. The Company was previously named a potentially responsible party at several “Superfund” sites. The Company’s liability with respect to these sites has largely been resolved. Although the Company does not believe that the amount for which it may be held liable for any further administrative or wrap-up expense will exceed the amount it has reserved, no assurance can be given that the amount for which the Company will be held responsible will not be significantly greater than expected. In 2006, the Company agreed to participate in the environmental remediation of a site near Houston, Texas. The Company’s allocated share is relatively small, less than 1%, and its projected exposure for the site is estimated to be $0.16 million. The Company has an accrual of $0.3 million for this site and any other environmental claims which may arise.
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
Employees
As of December 31, 2010, domestically, the Company had approximately 1,250 employees, of whom 960 were engaged in manufacturing functions, 65 in executive and administrative functions, 180 in technical functions, and 45 in sales and sales support. At such date, approximately 598 employees, principally those engaged in manufacturing, were represented by labor organizations under collective bargaining agreements. Internationally, the Company had approximately 460 employees in Poland as of December 31, 2010, approximately two-thirds of which are represented by trade unions.

		Number of Employees
		Represented by
		Collective
Union	Expiration Date	Bargaining Agreement
International Association of Machinists & Aerospace Workers, Local 1862	February 26, 2012	226

International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers & Helpers, Subordinate Lodge 1509	October 1, 2012	178

International Federation of Professional & Technical Engineers, Technical Group, Local 92	August 19, 2012	97

International Association of Machinists & Aerospace Workers, Die Sinkers, Local 140	March 26, 2012	53

Office & Professional Employees International Union, Clerical Group, Local 35	July 15, 2013	17

International Brotherhood of Electrical Workers, Local 662	November 11, 2012	22

Service Employees International, Local 1	April 22, 2012	5

Executive Officers of the Company

Name	Age	Position
Gary J. Vroman	51	President & CEO and Director
Wayne E. Larsen	56	Vice President Law/Finance & Secretary and Director
Lawrence C. Hammond	63	Vice President, Human Resources
Randy B. Turner	61	President — Pacific Cast Technologies, Inc. (“PCT”)
John Delaney	61	President — Stowe Machine Co., Inc. (“Stowe”) & Aerex LLC (“Aerex”)
Robert C. Miller	60	President — Valley Machining, Inc. (“Valley”)
Jozef Burdzy	59	President — Zaklad Kuznia Matrycowa Sp. z o.o. (“ZKM”) & Zaklad Obrobki i Procesow Specjalnych Sp. z o.o. (“ZOPS”)
Shannon J. S. Ko	68	President — Chen-Tech Industries, Inc. (“Chen-Tech”)

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
Merger Between Ladish and ATI May Not Close
In November 2010, we entered into a merger agreement with Allegheny Technologies Incorporated (“ATI”). Pursuant to the terms of the merger agreement, all of the common stock of Ladish would be acquired by ATI for the per share consideration of $24.00 in cash and .4556 of an ATI share of common stock. The closing of the merger is subject to a number of conditions and approvals. There is no guarantee that the conditions will be met or the approvals obtained. Should the merger not occur, there could be an impact upon the Ladish share price.
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

Reliance on Major Customers
Our three largest customers accounted for approximately 47%, 56% and 56% of our revenues in 2008, 2009 and 2010, respectively. Because of the small number of customers for some of our principal products, those customers exercise significant influence over our prices and other terms of trade. The loss of any of our largest customers would have a material adverse effect on our financial condition and results of operations.
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
We have several domestic pension plans, all of which are underfunded. The aggregate actuarially determined liability recorded for these pension plans on the balance sheet at December 31, 2010 was approximately $65.5 million. The decline in the equity market in the United States in 2008 had a negative impact upon the level of assets in the pension trust of the Company; a portion of that decline was recovered in 2009 and 2010.
The actuarially determined liability recorded for postretirement health care and life insurance benefits on the balance sheet at December 31, 2010 was approximately $33.7 million and will be paid as incurred.
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

Risks Associated with International Operations
We purchase products from and supply products to businesses located outside of the United States. In fiscal 2010, approximately 51% of our total sales were attributable to non-U.S. customers. A number of risks inherent in international business could have a material adverse effect on our future results of operations, including:
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

Item 3. Legal Proceedings
The Company is involved in various stages of investigations relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company has an accrual of $0.3 million at December 31, 2010, included in other noncurrent liabilities on the consolidated balance sheets of the Company, for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases in Mississippi, Illinois, Wisconsin and California. As of December 31, 2010, the Company has been dismissed from the case in California and has nine individual claims in Mississippi, two individual claims remaining in Illinois and one individual claim in Wisconsin. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has not made any provision in its financial statements for the asbestos litigation.
The Company is participating in an investigation initiated by U.S. Customs & Border Protection (“Customs”) into duty drawback claims filed on behalf of the Company by its former export agent. The Company is cooperating with Customs in this investigation and has voluntarily suspended its duty drawback claims. Based upon its internal investigation, the Company believes any errors or omissions with respect to its filings were solely attributable to its former export agent. The Company and Customs have tentatively agreed to an Offer in Compromise whereby both parties agree to settle the matter for the amount of approximately $0.146 million and the repayment of approximately $0.130 million of prior duty drawback claims. The Company has made adequate provisions in its financial statements for this resolution.

The Company and each of its directors have been named as defendants in a lawsuit in Wisconsin State Circuit Court and in a separate lawsuit in federal court in the eastern district of Wisconsin. Each of these cases is brought by a stockholder of the Company alleging a breach of fiduciary duty in connection with the proposed merger with ATI. Neither case seeks monetary damages. Rather, each case requests equitable relief in enjoining the merger. The Company is defending these actions and has alerted its insurer.

Item 4. Removed and Reserved
PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of the Company, par value $0.01 per share, trades on the Nasdaq National Market under the symbol “LDSH”.
The following table sets forth, for the fiscal periods indicated, the high and low closing prices for each quarter of the years 2008, 2009 and 2010. At December 31, 2010 there were an estimated 2,500 beneficial holders of the Company’s common stock.

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2009		December 31, 2010
	High	Low	High	Low	High	Low
First quarter	$41.94	$32.90	$15.34	$5.36	$21.64	$15.02
Second quarter	$37.35	$20.59	$15.04	$7.28	$28.40	$20.39
Third quarter	$27.56	$18.75	$16.48	$10.88	$31.73	$21.94
Fourth quarter	$19.74	$11.47	$16.03	$11.79	$50.39	$29.33
The Company has not paid cash dividends and currently intends to retain all its earnings to reduce debt and to finance its operations, its stock repurchase program and future growth. The Company does not expect to pay dividends for the foreseeable future.

TOTAL SHAREHOLDER RETURN
The following graph compares the period percentage change in Ladish’s cumulative total shareholder return on its common stock, assuming dividend reinvestment, with the cumulative total return of (i) the Russell 2000 Small Cap Index, and (ii) a peer group from the Company’s industry, for the period of December 31, 2005 to December 31, 2010. The Company’s peer group is comprised of PCC, ATI, Timet and SIFCO Industries, Inc.

	Dec-31-05	Dec-31-06	Dec-31-07	Dec-31-08	Dec-31-09	Dec-31-10
Ladish	22.35	37.08	43.19	13.85	15.05	48.62
Russell 2000	673.22	796.89	765.90	499.45	625.39	783.65
Industry Peers	67.53	73.05	86.93	24.94	45.51	56.97

Item 6. Selected Financial Data
The selected financial data of the Company for each of the last five fiscal years are set forth below.
The data below should be read in conjunction with the Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	(Dollars in millions, except earnings per share)
INCOME STATEMENT DATA	2006	2007	2008	2009	2010
Net sales	$369.290	$424.631	$469.466	$349.832	$403.132
Income from operations	48.960	52.319	39.538	9.248	46.985
Interest expense	3.548	2.528	1.971	5.050	5.613
Net income	28.481	32.288	32.205	6.094	25.375
Basic earnings per share	2.01	2.22	2.15	0.38	1.61
Diluted earnings per share	2.00	2.22	2.15	0.38	1.61
Dividends paid	—	—	—	—	—
Shares used to compute earnings per share:
Basic	14,136,946	14,516,120	14,998,437	15,901,833	15,742,247
Diluted	14,205,641	14,550,258	15,000,844	15,902,246	15,743,201

	December 31,
BALANCE SHEET DATA	2006	2007	2008	2009	2010
Total assets	$329.060	$381.833	$509.466	$469.514	$485.568
Net working capital	123.764	130.855	138.910	137.515	149.685
Total debt	54.100	53.500	118.900	90.000	84.285
Stockholders’ equity	152.670	201.554	223.411	225.582	251.921

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
2010 was a turnaround year for Ladish. After downsizing the business in 2009 to respond to the global economic slowdown, we were able to respond rapidly to the recovery in most of our markets in 2010. The actions taken in 2009 to reduce the cost structure of Ladish in order to remain profitable in 2009 provided added benefits in 2010. The lower cost structure and the increased focus on productivity at all of Ladish’s operating units combined to yield significantly improved results as we were able to produce $25.4 million of net income in 2010, a $19.3 million increase over 2009 results.
The three principal markets, jet engine, aerospace and industrial, served by Ladish all improved in 2010. Ladish’s largest market, jet engine components, experienced the slowest recovery with only a 3% growth level due to continued delays on new aircraft programs such as the 787 and temporary concerns regarding other programs like the A380. The aerospace components market reflected significant growth with a 25% increase over 2009 levels. The demand for titanium helicopter components for new build and for spare parts along with increased orders for airframe components contributed to the $29 million increase. The market for industrial components, Ladish’s smallest, had the largest percentage growth with a 42% improvement. The industrial components market rebounded due to expanded demand from Caterpillar for mining and earthmoving equipment and the beginning of a recovery at ZKM.
Ladish’s gross profits in 2010 of $65.7 million, or 16.3% of net sales, reflected a significant advance from the $27.1 million, or 7.7% of net sales, of gross profits in 2009. The increase in gross profits in total and as a percent of sales in 2010 was directly attributed to higher margins on incremental sales as fixed costs were absorbed, a better product mix within each of Ladish’s three primary markets and improved by-product credits of $13.1 million in 2010 in comparison to $6.3 million in 2009.
The 15% overall growth in net sales contributed to the improved net income in 2010 as did our ability to manage the cost structure at Ladish. The 15% increase in net sales came as total employment was increased by 4%. The productivity of Ladish employees grew in 2010 and provided a significant boost to net income growing from $6.1 million in 2009 to $25.4 million in 2010. Net income in 2009 was also aided by a $2.9 million tax benefit as opposed to a $16.2 million tax provision in 2010.
As Ladish experienced significant sales growth in 2010, we also managed our costs and working capital which enabled Ladish to generate $25.0 million in operating cash flow after contributing $10.5 million to the pension plans. From the operating cash flow we expended $14.6 million for capital expenditures, used $5.7 million to retire the first tranche of Series B notes and spent $3.3 million to repurchase Ladish common stock. We ended 2010 with Ladish’s cash balances increased by $3.4 million to $23.3 million.
On November 16, 2010, Ladish and ATI entered into an Agreement and Plan of Merger (“Merger Agreement”). Under the terms of the Merger Agreement, ATI will acquire all of the outstanding common stock of Ladish for the consideration of $24.00 in cash and .4556 of a share of ATI common stock for each share of Ladish common. The Merger Agreement contains a number of conditions which must be met along with certain approvals which must be obtained, including the positive vote of a majority of the shareholders of Ladish. As of the date of this filing, Ladish and ATI have received the approval of the U.S. Federal Trade Commission of their filing under the Hart-Scott-Rodino Act.

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Net sales in 2010 were $403.1 million, an increase of $53.3 million, or 15.2%, from the $349.8 million of net sales in 2009. The amount of net sales for each of the three principal markets served by the Company were as follows for the periods indicated:

	Years Ended December 31,
	2009		2010
	(Dollars in millions)
Jet Engine Components	$193	55%	$199	49%
Aerospace Components	114	33%	143	36%
General Industrial Components	43	12%	61	15%

Total	$350	100%	$403	100%

The Company’s $199 million of net sales of jet engine components in 2010 was relatively flat in comparison to 2009 due to the delays associated with several major programs for new planes and their accompanying engines. Net sales of aerospace components in 2010 demonstrated a significant growth of 25% over 2009 due to the strength in the demand for helicopter components. Net sales of industrial components in 2010 reflected a 42% increase over 2009 net sales as demand for large and complex forgings to support the mining sector continued to improve in 2010. The Company’s increase in 2010 net sales was largely attributed to increases in volume of product with relatively stable pricing.
In 2010, the Company’s cost of sales was $337.5 million, or 83.7%, of net sales in comparison to $322.7 million, or 92.3%, of net sales in 2009. Although cost of sales increased in 2010, as a percentage of sales there was a significant decrease which was attributed to a better absorption of fixed costs through higher net sales in 2010, improved productivity at the Company’s operating units and higher by-product credits in 2010.
Gross profits in 2010 were $65.7 million, or 16.3% of net sales. This represented a $38.6 million increase over 2009 when gross profits were $27.1 million, or 7.7% of net sales. The increase in gross profits in total and as a percentage of net sales in 2010 was attributable to the growth in net sales. Raw material and energy prices did not have a material impact upon the variation in gross profits between the two periods. The Company recognized $13.1 million of by-product credits in 2010 in comparison to $6.3 million of by-product credits in 2009. Any proceeds received from by-product disposal are considered an offset to cost of sales.
The Company incurred $18.7 million of SG&A expenses in 2010, or 4.6% of net sales, in comparison to $17.8 million of SG&A expenses in 2009, or 5.1% of net sales. SG&A expenses increased in 2010 in part due to approximately $0.6 million of professional fees and expenses associated with the prospective merger of the Company with ATI. SG&A expenses in 2009 were negatively impacted by a one-time charge of $1.3 million related to employment reductions.
In 2010, the Company recognized $5.6 million of interest expense. This represents a $0.5 million increase from the $5.1 million of interest expense in 2009. Although total debt at the Company declined in 2010 as the Company began to amortize long-term notes, interest expense increased due to the lack of capitalization of interest in 2010 in contrast to 2009. The following table reflects the Company’s treatment of interest in 2009 and 2010:

(Dollars in Millions)	2009	2010
Interest expensed	$5.050	$5.613
Interest capitalized	0.953	0.043

Total	$6.003	$5.656

Pretax income in 2010 was $41.6 million, a $38.5 million improvement over the $3.1 million of pretax income in 2009. The 2010 growth in pretax income is attributable to improved operating efficiencies, higher sales which produced incremental increases in profits and higher by-product credits.
In 2010, the Company recorded a tax provision of $16.2 million. This reflected an effective tax rate of 39%. In contrast, the Company recorded a tax benefit of $2.9 million in 2009 when the Company recognized a tax asset of $5.3 million.
Net Income in 2010 was $25.4 million, or $1.61 per share, on a fully diluted basis. The increase from 2009 net income of $6.1 million was the result of $53.3 million of higher net sales, improved operating efficiencies, cost controls, better absorption of fixed costs and higher by-product credits.
Contract backlog at the Company was $556 million at December 31, 2010 in comparison to $504 million at the end of 2009. The Company had $456 million of new orders in 2010 versus $229 million of new orders in 2009. The growth in new orders in 2010 was attributable to an improvement in all three of the Company’s major markets.
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
SG&A expenses at the Company were $17.8 million in 2009, in contrast to $19.8 million of SG&A expenses in 2008. Although the Company experienced a $2 million year-over-year reduction in SG&A, as a percentage of sales SG&A increased to 5.1% in 2009 from 4.2% during the same period in 2008. The increased rate of SG&A expense in 2009 is attributable to a combination of a one-time charge of $1.3 million related to employment reductions and the reduced level of sales.
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

The Company earned $3.1 million and $38.3 million of pretax income, respectively, in 2009 and 2008. The decline in pretax income was due to decreased sales and increases in pension expense, interest expense, depreciation expense, costs associated with downsizing operations and lower by-product credits in 2009. These expense increases were somewhat offset by reductions in employment costs related to lower employment levels in 2009.
In 2009, the Company reversed a valuation allowance and recognized a tax asset in the amount of $5.3 million which resulted in a tax benefit of $2.9 million. The tax asset related to a credit for state taxes which the Company determined it was more likely than not that the Company would earn sufficient income to fully utilize the credit in Wisconsin. In 2008, the Company had a tax provision of $5.9 million for an effective rate of 15.4%.

Net income for 2009 was $6.1 million or $0.38 per share on a fully diluted basis. The decline from 2008 net income of $32.2 million was a result of reduced sales combined with increases in pension expense of $4.4 million, interest expense of $3.1 million, depreciation expense of $2.0 million, employment reduction expenses of $3.0 million and reduced by-product credits of $7.9 million, offset by the recognition of the state tax credit of $5.3 million.
The Company ended 2009 with a contract backlog of $504 million, down from the 2008 ending backlog of $629 million. In 2009, the Company booked $229 million of new orders in contrast to $408 million of new orders in 2008. The decline in new orders was related to the global slowdown in the aerospace market associated with reduced passenger miles in 2009.
Liquidity and Capital Resources
The Company’s cash position as of December 31, 2010 is $3.4 million more than its position at December 31, 2009. The 2010 increase in cash is due to increased net sales and receipts partially offset by increased pension contributions along with growth in working capital. Cash flow from operations in 2010 was $38.2 million less than cash flow from operations in 2009 primarily due to working capital growth as the Company increased inventories by $8 million and receivables by $23 million which reflects the growth in net sales in 2010, partially offset by a $3.7 million increase in accounts payable.
On May 16, 2006, the Company sold $40 million of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year. The first amortization payment of $5.7 million was made on May 17, 2010.
On September 2, 2008, the Company sold $50 million of Series C Notes in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At December 31, 2010, funded debt at Ladish was at 23% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at December 31, 2010. The covenant on adjusted net worth requires a minimum of $119.2 million. At December 31, 2010, Ladish had $286.2 million of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at December 31, 2010 was 11.33. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At December 31, 2010, the Company’s actual level was 0.96. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
At December 31, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.

The Company and a syndicate of lenders entered into a revolving credit facility (the “Facility”), which was most recently renewed on April 8, 2010. The Facility consists of a $35 million unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At December 31, 2010, there were no borrowings under the Facility and $35 million of credit was available pursuant to the terms of the Facility. The Facility has a maturity date of April 7, 2011.
The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of December 31, 2010, the Company’s ratio was 0.96:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of December 31, 2010, the Company had a fixed charge coverage ratio of 4.71x.
During 2010, the Company applied $14.6 million of cash toward capital expenditures. These expenditures were funded by cash from operations.
During the years ending December 31, 2009 and 2010, the Company received $0.015 million and $0.047 million, respectively, from the exercise of employee stock options.
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
Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements.
Contractual Obligations Table
(Dollars in Millions)

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
Senior Notes (1)	$15.714	$31.429	$31.429	$5.714
Interest on Senior Notes	5.135	7.294	3.326	.175
Bank Facility	—	—	—	—
Operating Leases	.921	1.505	1.150	1.344
Purchase Obligations (2)	63.991	21.427	—	—
Other Long-Term Obligations:
Pensions (3)	13.251	28.860	—	—
Postretirement Benefits (4)	3.474	6.549	6.023	12.428

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

(3)	The Company’s estimated cash pension contribution is based upon the calculation of the Company’s independent actuary for 2011. There are no estimates beyond 2013.

(4)	The Company’s cash expenditures for Postretirement Benefits have only been projected out through the year 2020.

Critical Accounting Policies
Deferred Income Taxes
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
Pensions
The Company has domestic noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. The Company contributed $3.428 million and $10.478 million, respectively, to the Plans in 2009 and 2010. The Company intends to contribute $13.3 million, $15.4 million and $13.4 million to the Plans in 2011, 2012 and 2013, respectively. The Company plans on funding those contributions from cash on hand, cash generated from operations, working capital reductions, treasury stock contributions and, if necessary, from the Facility. No estimates have been made for payments into the Plans beyond 2013.
The Plans’ assets are held in a trust and are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The key assumptions the Company considers with respect to the assets in the Plans and funding the liabilities associated with the Plans are the discount rate, the long-term rate of return on Plans’ assets, the projected rate of increase in compensation levels and the actuarial estimate of mortality of participants in the Plans. The most sensitive assumption is the discount rate. For funding purposes, the Company’s independent actuaries assumed an annual long-term rate of return on the Plans’ assets of 8.05% and 8.47% for 2009 and 2010, respectively. For the ten-year period ending December 31, 2010, the Company experienced an annual rate of return on the Plans’ assets of 4.92%. The Company’s annual measurement date is December 31.
The Company used a rate of 4.55% for its discount rate assumption for 2010, a 12% reduction from the 5.16% rate used for 2009. An increase in the discount rate results in a decrease in the accumulated benefit obligation at the measurement date which may also result in a decrease in the additional minimum pension liability included as a credit to accumulated other comprehensive income. Such an increase also results in an actuarial gain which is amortized to pension expense in accordance with FASB ASC 715-30. A decrease in the discount rate will have the opposite effect in the pension liability and pension expense. The Company bases its discount rate on long maturity AA rated corporate debt securities. The Company cannot predict whether these interest rates will increase or decrease in future years.
The Company cannot predict the level of interest rates in the future and correspondingly cannot predict the future discount rate which will be applied to determine the Company’s projected benefit obligation. As demonstrated in the chart below, relatively small movements in the discount rate, up or down, can have a significant impact on the Company’s projected benefit obligation under the Plans.

Projected Plan Benefit Obligation as of December 31, 2010
(Dollars in Millions)
At 4.30% discount rate	$233.557
At 4.55% discount rate	$227.930
At 4.80% discount rate	$222.542

Nor can the Company predict with any certainty what the actual rate of return will be for the Plans’ assets. As demonstrated in the chart below, a modest change in the presumed rate of return on the Plans’ assets will have a material impact upon the actual net periodic cost for the Plans.

Net Periodic Cost for Year Ending December 31, 2011
(Dollars in Millions)
8.22% expected return	$9.247
8.47% expected return	$8.873
8.72% expected return	$8.499
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
The following table sets forth by level (dollars in millions), within the fair value hierarchy, the Plans’ assets at fair value as of December 31, 2010:

	Quoted	Significant
	Prices in	Other	Significant
Fair Values at	Active	Observable	Unobservable
December 31, 2010	Markets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Pension Plan Assets
Money Market Accounts	$2.976	$—	$—	$2.976
US Government Issues	26.506	10.991	—	37.497
Corporate Issues	—	27.508	—	27.508
Foreign Issues	—	7.488	—	7.488
Municipal Issues	—	.771	—	.771
Domestic Common Stocks	79.354	—	—	79.354
Foreign Stocks	1.168	—	—	1.168
Mutual Funds	5.658	—	—	5.658

Total	$115.662	$46.758	$—	$162.420

Long-Lived Assets
The Company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge is recognized when an indicator of impairment occurs and the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. Assets to be disposed of by sale are stated at the lower of their fair values or carrying amounts and depreciation or amortization is no longer recognized.

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
For the purpose of goodwill analysis, the Company has only one reporting unit. Goodwill of $37.6 million represents the excess of the purchase price over the fair value of identifiable tangible and intangible net assets relating to business acquisitions. Goodwill increased significantly in 2008 due to the acquisitions of Aerex and Chen-Tech. It is an asset with an indefinite life and therefore is not amortized to expense, but is subject to annual impairment testing. The Company tests the goodwill for impairment at least annually by fair value impairment testing. The Company’s assessment of fair value used in the annual impairment testing takes into account a number of factors including EBITDA and revenue multiples of transactions in the Company’s industry as well as fair market value multiples of transactions of similarly situated enterprises. No impairments were recognized in the annual impairment tests conducted as of September 30, 2008, 2009 and 2010, respectively. Should goodwill become impaired in the future, the amount of impairment will be charged to SG&A expense. The Company has $19.1 million of amortizable customer relationships included in other intangible assets that are being amortized over 50 years with annual amortization of $0.4 million.
The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Management considered recent transactions with comparable companies in the industry, and possible synergies to a market participant. The Company also considered the valuation ATI was proposing for the Company in a merged transaction. Management concluded there was a reasonable basis for the excess of estimated fair value of the Company over its market capitalization.
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”), that amends Accounting Standards Codification (“ASC”) Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), that amends ASC Subtopic 855-10, Subsequent Events — Overall (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other — When to Perform Step 2 of the Goodwill Impairment test for Reporting Units with Zero or Negative Carrying Amounts, (“ASU 2010-28”), that amends ASC Subtopic 350-20, Intangibles — Goodwill and Other, and requires entities with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. In considering whether it is more likely than not that goodwill impairment exists, the entities shall evaluate whether there are adverse qualitative factors. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. ASU 2010-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), that amends ASC Subtopic 805-50, Business Combinations — Disclosures, and requires public entities that are required to present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires public entities to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted the provisions of ASU 2010-29. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

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
None.

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
Under the direction of the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses during the fourth quarter of 2010 or at any other time during 2010.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal controls over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, as of December 31, 2010, management concluded that the Company’s internal controls over financial reporting are operating effectively. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ladish Co., Inc.
We have audited Ladish Co., Inc. (a Wisconsin Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ladish Co., Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Ladish Co., Inc. and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Ladish Co., Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ladish Co., Inc. and subsidiaries as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 8, 2011 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
GRANT THORNTON LLP
Chicago, Illinois
March 8, 2011

PART III

Item 10. Directors and Executive Officers of the Registrant
The list of Executive Officers in Part I, Item 1. Business, paragraph captioned “Executive Officers of the Registrant” is incorporated by reference. The list of Directors of the Company is as follows:

Name	Age
Lawrence W. Bianchi	69
James C. Hill	62
Leon A. Kranz	71
Wayne E. Larsen	56
J. Robert Peart	48
John W. Splude	65
Gary J. Vroman	51
Other information required by Item 401 of Regulation S-K is as follows:
Lawrence W. Bianchi, 69. Director since 1998. Mr. Bianchi retired in 1993 as the Managing Partner of the Milwaukee, Wisconsin office of KPMG LLP. From 1994 to 1998, Mr. Bianchi served as CFO of the law firm of Foley & Lardner LLP. Mr. Bianchi’s principal occupation is investments. Mr. Bianchi has years of experience as a certified public accountant at a major public accounting firm. He serves as the chairman of the Company’s audit committee and is the designated “financial expert” on the audit committee.
John J. Delaney, 61. Mr. Delaney has been President of Stowe since April 2006 and President of Aerex since November 2009. Prior to that period, Mr. Delaney served as General Sales Manager at Stowe.
Lawrence C. Hammond, 63. Mr. Hammond has served as Vice President, Human Resources since January 1994. Prior to that time he had served as Director of Industrial Relations at the Company and he had been Labor Counsel at the Company. Mr. Hammond has been with the Company since 1980.
James C. Hill, 62. Director since 2003. Mr. Hill was Chairman and Chief Executive Officer of Vision Metals, Inc., a steel tubing producer, from 1997 to 2001. Prior to that period he was Corporate Vice President of Quanex Corporation, a NYSE public company and President of its Tube Group from 1983 to 1997. Mr. Hill has served as a senior executive for a number of businesses in the metalworking industry. He brings to the Board of Directors years of manufacturing experience in heavy industry.
Leon A. Kranz, 71. Director since 2001. Mr. Kranz was formerly President and Chief Executive Officer of Weber Metals, Inc., a Paramount, California based metals processor, a position he held for more than ten years. Mr. Kranz spent the majority of his career in executive management in the aerospace and forging industries. He has extensive experience in dealing with the original equipment manufacturers which dominate the aerospace industry. He serves as chairman of the Company’s compensation committee.
Wayne E. Larsen, 56. Director since 2009 and previously a director from 1997 to 2003. Since 1995 Mr. Larsen has been Vice President Law/Finance and Secretary of the Company. He served as General Counsel and Secretary since 1989 after joining the Company as corporate counsel in 1981. Mr. Larsen is a Trustee of the Ladish Co. Foundation and a Director of the South Shore YMCA of Milwaukee and serves on the Advisory Board of U.S. Bank-Wisconsin. Mr. Larsen has been with the Company for 30 years, having served as an officer of the Company for 23 of those years. He is responsible for all financial and legal affairs of the Company.

J. Robert Peart, 48. Director since 2003. Mr. Peart is the Chief Investment Officer of Aircastle Advisor LLC, a position he assumed in 2010. Previously, he had served as Managing Director and Head of Guggenheim Securities, LLC’s Aviation Capital Markets Group since 2004. Prior to that period, he was Managing Director of Residco, a transportation investment banking concern. Mr. Peart brings a unique experience in the aerospace industry to the Board of Directors. He is extremely knowledgeable regarding the leasing of aircraft as well as the aftermarket for aerospace components.
John W. Splude, 65. Director since 2004. Mr. Splude recently retired as Executive Chairman of HK Systems, Inc., an automated material handling and logistics software provider, a position he held for over ten years. He is also a Director of Superior Die Cast and Ministry Health Care, a regent of Milwaukee School of Engineering, and serves on the Advisory Board of U.S. Bank-Wisconsin. Mr. Splude has extensive experience as both a financial executive and as a chief executive of industrial manufacturing operations. He was also a certified public accountant with both public and private accounting experience.
Randy B. Turner, 61. Mr. Turner has served as President of PCT since it was acquired by the Company in January 2000. Prior to joining the Company, Mr. Turner served as President of the corporate predecessor to PCT.
Gary J. Vroman, 51. Mr. Vroman has served as President and Chief Executive Officer of the Company since September 2009 after serving as President of Forging since January 1, 2008. Prior to that time, he was Vice President, Sales and Marketing of Forging since December 1995. Mr. Vroman has been with the Company since 1982. He is a Trustee of the Ladish Co. Foundation and a regent of Milwaukee School of Engineering. Mr. Vroman has 28 years of experience at the Company. He has served in numerous sales, marketing and executive positions at the Company.
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
Board of Directors and Corporate Governance
The directors hold regular quarterly meetings, in addition to the meeting immediately following the Annual Meeting of Stockholders, attend special meetings, as required, and spend such time on our corporate affairs as their duties require. During the fiscal year ended December 31, 2010, the Board of Directors held twenty-one (21) meetings. All of our directors attended at least seventy-five percent (75%) of the meetings of the Board of Directors and the committees on which they served during the fiscal year ended December 31, 2010. All Board members are encouraged to attend the Annual Meeting and all Board members attended the 2010 Annual Meeting of Stockholders. All Directors, except for Messrs. Larsen and Vroman, are considered independent by Nasdaq listing standards. During the fiscal year ended December 31, 2010, there were three standing committees, those being an Audit Committee, an Independent/Nominating Committee and a Compensation Committee.
Audit Committee
For the year ending December 31, 2010, the members of the Audit Committee were Chairman Lawrence W. Bianchi, J. Robert Peart and John W. Splude. Each member of the Audit Committee is “independent” according to the definition of independence contained in Rule 4200(a)(15) of the Nasdaq listing standards and Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has designated Mr. Bianchi, an independent director, as the Audit Committee “financial expert,” as defined in Item 407(d) of Regulation S-K. The Audit Committee is established in accordance with section 3(a)(58) (A) of the Securities Exchange Act of 1934. The Audit Committee is responsible for annually selecting an independent registered public accounting firm to serve as our auditors, to meet with and review reports of our auditors and approve the fees payable to them. The independence of the independent registered public accounting firm auditing our financial statements is one of the factors evaluated by the Audit Committee when recommending auditors. During fiscal years 2009 and 2010, our auditors were Grant Thornton LLP. The Audit Committee Charter provides that the Audit Committee must approve the fees to be paid to the independent auditor for outside auditing services and pre-approve the use of the independent auditor for any other service. All services provided by Grant Thornton LLP in 2009 and 2010 were authorized by the Audit Committee in accordance with the Audit Committee Charter.

The Audit Committee assessed the level of non-audit services in determining that our auditors, Grant Thornton LLP, to be independent. Following conclusion of the 2010 audit by Grant Thornton LLP, the Audit Committee confirms that:
•	the Audit Committee has reviewed and discussed the audited financial statements with management;
•
the Audit Committee has discussed with Grant Thornton LLP the matters required to be discussed by SAS 114, as amended (AICPA, professional standards, Vol. 1., AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
the Audit Committee has received the written disclosures and the letter from Grant Thornton LLP required by Independence Standards Board Statement No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with Grant Thornton LLP the independence of Grant Thornton LLP; and

•	the Audit Committee recommended, based on the reviews and discussions described above, to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K.
The Audit Committee Charter was reviewed by the Audit Committee in 2010 and no changes were made. The Charter was filed as an Exhibit to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders. We have made the Charter available on the Company’s website, www.ladishco.com. In addition, the Audit Committee provides oversight to our total financial status as well as assisting us with assessments of pension-asset performance and investment criteria. The Audit Committee met five (5) times in 2010 for all of the above purposes.
By the Audit Committee
Lawrence W. Bianchi, J. Robert Peart and John W. Splude
Independent/Nominating Committee
Our Independent/Nominating Committee was established in 2004. The Independent/Nominating Committee is made up of directors who are not part of our management. For 2010, the Independent/Nominating Committee consisted of Lawrence W. Bianchi, James C. Hill, Leon A. Kranz, J. Robert Peart and John W. Splude, all of whom are considered to be independent by Nasdaq listing standards. Among other duties, the Independent/Nominating Committee is responsible for nominating the slate of directors to be considered for election at our annual meeting of stockholders. The Independent/Nominating Committee met once in 2010. The Independent/Nominating Committee has adopted a Charter which was filed as an Exhibit to the Proxy Statement for the 2004 Annual Meeting of Stockholders. We have also made the Charter available on the Company’s website, www.ladishco.com. Pursuant to the terms of the Independent/Nominating Committee Charter, the Independent/Nominating Committee will evaluate all prospective director nominees including all those nominated by our stockholders. Stockholders who wish to submit a nominee for director should direct that request to our President or Secretary who will forward the same to the Independent/Nominating Committee. In 2010, the Independent/Nominating Committee did not receive any director nominees from our stockholders. The Independent/Nominating Committee does not apply a prescribed set of qualifications when assessing a nominee, and does not specifically consider diversity of nominees (other than diversity of relevant business experience and skills), rather the Independent/Nominating Committee evaluates and makes appropriate inquiries into the backgrounds and qualifications of all nominees for director.

In identifying and evaluating nominees for director, the Independent/Nominating Committee seeks to ensure that the Board possesses, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill its duties and to achieve its objectives, and seeks to ensure that the Board is comprised of directors who have broad and diverse backgrounds, possessing knowledge in areas that are important to the Company. The Independent/Nominating Committee looks at each nominee on a case-by-case basis regardless of who recommended the nominee. In looking at the qualifications of each candidate to determine if their election would further the goals described above, the Independent/Nominating Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. In addition, the Board and the Independent/Nominating Committee believe that the following specific qualities and skills are necessary for all directors to possess:
•	A director must display high personal and professional ethics, integrity and values.
•	A director must have the ability to exercise sound business judgment.
•
A director must be accomplished in his or her respective field, with broad experience at the administrative and/or policy-making level in business, government, education, technology or public interest.

•	A director must have relevant expertise and experience, and be able to offer advice and guidance based on that expertise and experience.
•	A director must be independent of any particular constituency, be able to represent all of our stockholders and be committed to enhancing long-term stockholder value.
•	A director must have sufficient time available to devote to activities of the Board of Directors and to enhance his or her knowledge of our business.
The Independent/Nominating Committee also believes the following qualities or skills are necessary for one or more directors to possess:
•
At least one independent director must have the requisite experience and expertise to be designated as an “audit committee financial expert,” as defined by applicable rules of the Securities and Exchange Commission, and have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the member’s financial sophistication, as required by the rules of NASDAQ.

•
One or more of the directors generally must be active or former executive officers of public or private companies or leaders of major complex organizations, including commercial, scientific, government, educational and other similar institutions.

•	Directors should be selected so that the Board is comprised of persons with diverse business experience and skills.
By the Independent/Nominating Committee
Lawrence W. Bianchi, James C. Hill, Leon A. Kranz, J. Robert Peart and John W. Splude

Compensation Committee
The members of the Compensation Committee for the year ending December 31, 2010 were Chairman Leon A. Kranz, James C. Hill and John W. Splude. The Compensation Committee is responsible for (i) setting the overall policy of our executive compensation program; (ii) establishing the base salary level for the executive officers; (iii) reviewing and approving the annual incentive program for our executives; and (iv) acting as the administrator of our 1996 Stock Option Program, the 2006 Long-Term Incentive Plan and the 2010 Restricted Stock Unit Plan. The Compensation Committee met four (4) times in 2010. Our executive compensation program is designed to be closely linked to corporate performance and returns to stockholders. To this end, we have developed an overall compensation strategy and specific compensation plan that tie a very significant portion of executive compensation to our success in meeting specified performance goals. The primary criteria used by the Compensation Committee in assessing the performance of the Chief Executive Officer are our results as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), our success in generating cash and our strategic direction. By monitoring these areas, the Compensation Committee determines whether the Chief Executive Officer is achieving the Compensation Committee’s expectations. In addition, the Compensation Committee also assesses the accomplishments of the Chief Executive Officer and the other executive officers with respect to activities such as acquisitions, divestitures and raising capital for the business.
The Compensation Committee regularly reports its actions and recommendations to the full Board of Directors. The Compensation Committee Charter was adopted in February 1999. We have made the Charter available on the Company’s website, www.ladishco.com. In 2010, none of the actions or recommendations of the Compensation Committee were modified or rejected by the Board of Directors.
By the Compensation Committee
James C. Hill, Leon A. Kranz and John W. Splude
Compensation of Directors
Non-employee directors receive an annual fee of forty thousand dollars ($40,000.00) which is payable quarterly. Non-employee directors also receive a fee of one thousand dollars ($1,000.00) for each Board meeting personally attended. Chairmen of the Audit Committee and the Compensation Committee receive an additional annual fee of four thousand dollars ($4,000.00). We reimburse all directors for expenses associated with attending Board meetings and Board Committee meetings.
Director Compensation

					Change in
					Pension Value
					and
				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Lawrence W. Bianchi	$48,000	$558,000	$0	$0	$0	$0	$606,000
James C. Hill	$44,000	$558,000	$0	$0	$0	$0	$602,000
Leon A. Kranz	$48,000	$558,000	$0	$0	$0	$0	$606,000
J. Robert Peart	$44,000	$558,000	$0	$0	$0	$0	$602,000
John W. Splude	$44,000	$558,000	$0	$0	$0	$0	$602,000

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Our Executive Compensation Philosophy
We recognize the importance of maintaining sound principles for the development and administration of our executive compensation and benefit programs. Specifically, our executive compensation and benefit programs are designed to advance the following core principles:
•	We strive to compensate our executives at levels competitive with industry and geographic peers to ensure we attract and retain key management employees.
•	We provide our executives with the opportunity to earn reasonable pay for targeted performance as measured against our peer group of companies.
•	We link our executives’ compensation, particularly annual cash bonuses, to established performance goals.
We believe that a disciplined focus on these core principles will benefit us, and ultimately our stockholders in the long term by ensuring that we can attract and retain highly qualified executives who are committed to our long-term success.
Role of Our Compensation Committee
Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies, including our Executive Officer Incentive Plan, the Stock Option Program, the Long-Term Incentive Plan and the Restricted Stock Unit Plan. Our Compensation Committee is appointed by the Board, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee is comprised of Leon A. Kranz, John W. Splude and James C. Hill, and is chaired by Mr. Kranz.
Our Compensation Committee reviews and makes recommendations to the Board to ensure that our executive compensation and benefit programs are consistent with our compensation philosophy and corporate governance guidelines and, subject to the approval of the Board, is responsible for establishing the executive compensation packages offered to our named executive officers. Our executives’ base salaries, target annual bonus levels and target annual long-term incentive award values are set at levels competitive with industry and geographic peers, with the opportunity to earn reasonable pay for targeted performance as measured against our peer group of companies.
Our Compensation Committee has taken the following steps to ensure our executive compensation and benefit programs are consistent with our compensation philosophy and corporate governance guidelines:
•
Periodically utilized studies and surveys of Towers Watson and Hewitt Associates to assess the competitiveness of our overall executive compensation and benefits program, and provide a high level review of our Executive Officer Incentive Plan, the Stock Option Program, the Long-Term Incentive Plan and the Restricted Stock Unit Plan;

•	Aligned executive compensation structures based on targeting a competitive level of pay as measured against our peer group of companies;

•	Maintained a practice of reviewing the performance and determining the total compensation earned, paid or awarded to our CEO independent of input from him;
•
Reviewed on an annual basis the performance of our other named executive officers and other key employees with assistance from our CEO and determined proper total compensation based on competitive levels as measured against similarly situated companies; and

•	Maintained the practice of holding executive sessions (without management present) at every Committee meeting.
The Compensation Committee directed that we acquire an independent evaluation of total executive compensation which should consider such elements as base salary, short term incentive compensation and long term incentive compensation all in relation to a group of peer companies. In the fourth quarter of 2009, we obtained an updated Executive Market Review from the firm Towers Watson. This review evaluated executive compensation at Ladish and benchmarked the Ladish executives against a peer group which included such businesses as Carpenter Technology, Park Ohio Holdings, Brush Engineered Materials, Cubic Corp, Gencorp, Transdigm Group, Haynes International, ESCO Technologies, RTI International Metals, Standex International, HEICO, Daktronics, Cascade, Kaydon, Ducommun, Ampco-Pittsburgh, Insteel Industries, Argon St, Badger Meter, and LMI Aerospace.
Total Compensation
We intend to continue our strategy of compensating our named executive officers at competitive levels, with the opportunity to earn reasonable pay for targeted performance, through programs that emphasize performance-based incentive compensation in the form of cash. To that end, total executive compensation is structured to ensure that there is a focus on our financial performance and stockholder return. We believe total compensation paid in 2010 was reasonable. Further, in light of our compensation philosophy, we believe that the total compensation package for our executives should continue to consist of base salary, annual cash incentive awards (bonus), long-term incentive compensation, and certain other benefits and perquisites.
Elements of Compensation
Base Salary
Our Compensation Committee, in consultation with our CEO, strives to establish competitive base salaries for our named executive officers (other than the CEO) as measured against similarly situated companies. When determining the amount of base salary for each of our named executive officers, our Compensation Committee considers the salaries of similarly situated personnel in similar companies. When making adjustments in base salaries, our Compensation Committee generally considers corporate financial performance and return to stockholders. In individual cases where appropriate, our Compensation Committee also considers non-financial performance measures, such as increases in market share, manufacturing efficiency gains, improvements in product quality, and improvements in relations with customers, suppliers, and employees. For 2010, the base salaries of Messrs. Vroman, Larsen, Turner, Delaney and Hammond were increased by approximately 19%, 4%, 4%, 14% and 5%, respectively. Base salaries of the named executive officers are reviewed annually. In 2010, base salaries paid to Messrs. Vroman, Larsen, Turner, Delaney and Hammond represented 6%, 6%, 10%, 9% and 8%, respectively, of the their total compensation.

Executive Officer Incentive Plan
Our Executive Officer Incentive Plan provides for the award of annual cash bonuses to our named executive officers. In years of strong financial performance, our named executive officers can earn cash bonuses that we consider reasonable compared to similarly situated companies.
The Executive Officer Incentive Plan is intended to reinforce our corporate goals, promote achievement of certain financial goals and reward the performance of individual officers in fulfilling their personal responsibilities. Consistent with our compensation philosophy, cash bonus payments to our named executive officers are contingent upon the achievement of a specific performance target during the applicable performance period. Specific performance targets may be based on EBITDA, Return on Assets, EPS, stock price or similar criteria. Each performance target may also have a threshold, target and maximum payout level.
For 2010, the specific performance targets for each of Messrs. Vroman, Larsen, Turner, Delaney and Hammond were $37.103 million Ladish EBITDA, $37.103 million Ladish EBITDA, $5.065 million Pacific Cast Technologies EBITDA, $5.208 million Stowe/Aerex EBITDA and $37.103 million Ladish EBITDA, respectively. EBITDA is calculated in a consistent manner for each of our business units as well as for the Company on a consolidated basis.
In addition to setting performance targets, the Compensation Committee also sets each named executive officer’s target bonus percentage amount. This amount is based on a percentage of each named executive officer’s base salary. In determining the target bonus percentage amount, our Compensation Committee considers the executive’s base salary and determines what target bonus percentage amount is required to keep the executive’s annual total cash compensation at a competitive level as compared to similarly situated companies. In addition, the Compensation Committee may also consider other various factors, including the impact an executive can have on meeting the stated performance target, previous performance, length of service to the Company and the amount of cash bonuses paid by similarly situated companies. For 2010, Messrs. Vroman, Larsen, Turner, Delaney and Hammond had target bonus percentage amounts of 85%, 75%, 75%, 75% and 75%, respectively, of base salary, which equated to a targeted bonus amount of $403,750, $234,000, $168,750, $150,000 and $143,250, respectively, which was to be paid upon the achievement of the above described performance targets for each of such officers. In 2010, due to Ladish and its operating units significantly exceeding performance targets, Messrs. Vroman, Larsen, Turner, Delaney and Hammond received cash bonuses of $960,000, $640,000, $320,000, $320,000 and $320,000. Because of the relative importance of our Executive Officer Incentive Plan to total compensation and its direct link to the achievement of specific performance targets, we believe that the Executive Officer Incentive Plan remains an important part of our compensation program.
Stock Options
We established the Stock Option Program in 1996 to promote our long-term financial success by providing for the award of equity-based incentives to key employees and other persons providing material services to us. Initially approximately forty (40) persons were granted options. The Stock Option Program provided a means whereby such individuals acquired shares of Common Stock through the grant of stock options and stock appreciation rights. In 2010, no stock options were awarded. We have not awarded stock options since 2000. In 2010, all of the remaining, outstanding options were exercised.

2006 Long-Term Incentive Plan
In 2006, the Compensation Committee approved and recommended that the full Board of Directors adopt the Long-Term Incentive Plan in recognition of the fact the Stock Option Program has no further stock options and our executives have not received any stock options since 2000. The Long-Term Incentive Plan allows the Compensation Committee to annually make discretionary awards of deferred compensation into investment accounts of designated executives and key management. These discretionary awards vest over a four (4) year period. The overall objective of the Long-Term Incentive Plan is to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in our business strategy and to provide a compensation package that recognizes individual contributions as well as overall business results. For the year ending December 31, 2010, no discretionary Long-Term Incentive Plan awards were awarded to Messrs. Vroman, Larsen, Turner, Delaney and Hammond. As of December 31, 2009 and 2010, the rabbi trust into which Long-Term Incentive Plan payments are made, had $773,893 and $734,966 in assets, respectively.
2010 Restricted Stock Unit Plan
The 2010 Restricted Stock Unit Plan of Ladish was approved by the Board of Directors on March 29, 2010 and was subsequently authorized by Ladish stockholders on May 5, 2010. The restricted stock units were awarded by the Board on May 5, 2010. The grant of restricted stock units vests evenly over the course of five years. Even though vested, the awards are not exercisable until such time as the recipient, if an employee, leaves the employment of Ladish, or a recipient who is a director ceases to serve on the Ladish Board of Directors. In the event of a change of control of the ownership of Ladish, the restricted stock units immediately vest and are fully exercisable.
Other Benefits
We maintain certain other plans which provide, or may provide compensation and benefits to our named executive officers. These plans are principally our pension plan, supplemental executive retirement plan, 401(k) plan and deferred compensation plan. We have elected to provide these benefits in order to attract and retain crucial talent, as well as ensuring a secure retirement for employees who contribute to our success over a sustained period of time.
Pension Plan
We maintain a defined benefit pension plan for all salaried employees at our main Wisconsin facility including three of the named executive officers. Compensation covered by our pension plan includes salary. Upon termination of employment, the employee may receive benefits in the form of a monthly payment on a straight life annuity basis and such amounts are not subject to any deduction for Social Security or other offset amounts. For more information concerning our defined benefit plan, see the discussion following the Pension Benefit Table, “Defined Benefit Plan.”
Several of our operating business units do not have a defined benefit pension plan for the employees of those units. For certain of those employees, we have established a deferred compensation plan in lieu of a defined benefit plan. The assets in these deferred compensation plans are held in rabbi trusts. As of December 31, 2009 and 2010, there were $422,527 and $530,892, respectively, of assets in these rabbi trusts. In 2010, we contributed $11,250 and $5,852 into this program on behalf of Messrs. Turner and Delaney, respectively.
Supplemental Retirement Agreements
We have a supplemental executive retirement agreement with three of the five named executive officers, which supplements each such officer’s retirement income. Under the agreements, such named executive officers are entitled to receive a monthly retirement for the lifetime of such officer. These supplemental retirement agreements provide that the calculation of average base salary for these individuals can include up to 20% of bonus amounts. For more information concerning the supplemental executive retirement agreements, see the discussion following the Pension Benefit Table, “Officer Plans.”

401(k) Plan
The Ladish Co., Inc. Savings and Deferral Investment Plan, which has been qualified under section 401(k) of the Internal Revenue Code, provides that, subject to the limitations of the Internal Revenue Code, salaried, non-union employees with six months’ service may contribute 1% to 50% of their annual base salary to the Savings and Deferral Investment Plan and we may provide a matching contribution in an amount to be determined by the Board of Directors. Employees’ contributions of 1% to 50% can be “before tax” contributions, “after tax” contributions or a combination of both. The employees’ contributions and our matching contribution may be placed by the employee in a fixed income fund, an equity investment fund or various combinations of each.
Deferred Compensation
The Elective Deferred Compensation Plan was approved by the Board of Directors during 2000 and became effective during the fourth quarter of 2000. The Elective Deferred Compensation Plan is available to management employees of the Company and its subsidiaries. Participants in the Elective Deferred Compensation Plan may elect to defer salary and/or bonus on an unsecured basis and may select any of eight investment options. We do not match contributions to the Elective Deferred Compensation Plan and we do not guaranty any return on any of the investment options available to the participants in the Elective Deferred Compensation Plan. Amounts deferred under the Elective Deferred Compensation Plan are placed into a rabbi trust. This rabbi trust had assets of $2,526,843 and $2,087,939, respectively, as of December 31, 2009 and 2010.
Perquisites
In 2010, we provided certain perquisites as summarized below:
Company Cars for Personal Use
During 2010, Messrs. Vroman, Larsen, Turner, Delaney and Hammond used our vehicles for personal travel, resulting in a benefit to the executives of $14,297, $9,436, $6,000, $15,464 and $11,905, respectively.
Life Insurance
We provide supplemental term life insurance to certain of our executives. For 2010, this benefit was valued at $1,296, $2,304, $3,034, $147 and $3,276, respectively, for Messrs. Vroman, Larsen, Turner, Delaney and Hammond.
Risk
The nature of the Company’s business does not subject it to high degrees of risk. Correspondingly, the Company’s compensation policies and practices are not directly related to the Company’s risk management. Rather, the Company bases its compensation policies and practices on the direct financial results of the Company. None of the Company’s executives or highly-paid individuals participate in a compensation program whereby their compensation could increase through subjecting the Company to added risk.

The Summary Compensation Table sets forth for fiscal years December 31, 2010, 2009 and 2008 all compensation awarded to, earned by or paid to our Chief Executive Officer, the Principal Financial Officer and each of the other three (3) most highly compensated executive officers.
Summary Compensation Table

							Change in
							Pension Value
							&
						Non-Equity	Nonqualified
						Incentive	Deferred	All Other
						Plan	Compensa-	Compen-
Name and Principal				Stock	Option	Compensa-	tion Earnings	sation
Position	Year	Salary	Bonus	Awards	Awards	tion	(1)(2)(3)	(4)	Total
Gary J. Vroman	2010	$449,040	—	$5,880,000	—	$960,000	$296,703	$15,593	$7,601,336
President & Chief	2009	$311,235	—	—	—	—	$173,839	$13,847	$498,921
Executive Officer	2008	$286,312	$24,650	—	—	$95,700	$131,985	$12,425	$551,072
Wayne E. Larsen	2010	$311,815	—	$4,410,000	—	$640,000	$300,421	$11,740	$5,673,976
Vice President Law/	2009	$295,386	—	—	—	—	$237,961	$10,264	$543,611
Finance & Secretary	2008	$280,963	$25,500	—	—	$169,500	$62,626	$9,364	$547,953
Randy B. Turner	2010	$229,173	—	$1,764,000	—	$320,000	$16,988	$9,034	$2,339,195
President — Pacific Cast	2009	$215,000	—	—	—	$60,200	$15,784	$7,968	$298,952
Technologies, Inc.	2008	$214,519	$18,275	—	—	$81,700	$(18,944)	$7,961	$303,511
John J. Delaney (5)	2010	$200,000	—	$1,764,000	—	$320,000	$9,827	$15,611	$2,309,438
President — Stowe	2009	—	—	—	—	—	—	—	—
Machine Co., Inc. & Aerex LLC	2008	—	—	—	—	—	—	—	—
Lawrence C. Hammond	2010	$190,864	—	1,764,000	—	$320,000	$94,685	$15,181	$2,384,730
Vice President	2009	$178,500	—	—	—	—	$205,445	$14,316	$398,261
Human Resources	2008	$173,693	$15,470	—	—	$63,700	$(30,027)	$18,647	$241,483

(1)
The 2010 change in pension value of $285,414, $188,573 and $12,893, respectively, for Messrs. Vroman, Larsen and Hammond reflects an actuarial calculation of the annual increase in pension value resulting from an additional year of credited service for each individual.

(2)
The nonqualified deferred compensation earnings of $11,289, $111,848 and $81,792, respectively, for Messrs. Vroman, Larsen and Hammond reflects earnings on income from prior periods these individuals have previously deferred into the Elective Deferred Compensation Plan and the Long Term Incentive Plan.

(3)	Mr. Turner’s deferred earnings of $16,988 arise from our previous grant into Mr. Turner’s deferral account and the Long Term Incentive Plan.

(4)	All other compensation primarily consists of supplemental life insurance provided to the above-listed executives along with automobile allowances.

(5)	Mr. Delaney was promoted to the position of President of the Company’s Stowe Machine and Aerex business units on November 13, 2009.
2010 Grants of Plan-Based Awards

								All
								Other	All Other
								Stock	Option
								Awards:	Awards:
								Number	Number	Exercise
								of	of	or Base
		Estimated Possible Payouts Under			Estimated Future Payouts Under			Shares	Securities	Price of
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option
	Grant			No	Threshold	Target	Maximum	or Units	Options	Awards
Name	Date	Threshold	Target	Maximum	(#)	(#)	(#)	(#)	(#)	($/Sh)
Gary J. Vroman	1/28/10	$190,000	$403,750	—	—	—	—	—	—	—
Wayne E. Larsen	1/28/10	$109,200	$234,000	—	—	—	—	—	—	—
Randy B. Turner	1/28/10	$78,750	$168,750	—	—	—	—	—	—	—
John J. Delaney	1/28/10	$70,000	$150,000	—	—	—	—	—	—	—
Lawrence C. Hammond	1/28/10	$66,850	$143,250	—	—	—	—	—	—	—

Disclosure Regarding the Summary Compensation Table. We have structured our executive compensation program to attract and retain key employees by tying the individual’s total compensation to both our performance and the individual executive’s performance and contribution. We consider annual performance which is reflected in the awards under the Executive Officer Incentive Plan as well as long-term contributions which are reflected in base salary and the Long-Term Incentive Plan. Retention of key employees is addressed by separate agreements with those individuals. We have entered into employment agreements with Messrs. Vroman, Larsen, and Hammond which are substantially similar in all respects. The basic agreement provides for a number of benefits all of which vest after 10 years of employment, three of which must be as an officer, and include group term life insurance, health and dental coverage and long-term disability coverage. We have separate agreements with Messrs. Turner and Delaney. See “Potential Payments Upon Termination or Change-in-Control.”
Outstanding Equity Awards at December 31, 2010

	Option Awards					Stock Awards
Equity
								Equity	Incentive
							Market	Incentive	Plan
							Value	Plan	Awards:
						Number	of	Awards:	Market or
			Equity			of	Shares	Number of	Payout
			Incentive			Shares	or	Unearned	Value of
			Plan Awards			or Units	Units	Shares,	Unearned
	Number of	Number of	Number of			of Stock	of	Units or	Shares,
	Securities	Securities	Securities			That	Stock	Other	Units or
	Underlying	Underlying	Underlying		Option	Have	That	Rights	Other
	Unexercised	Unexercised	Unexercised	Option	Expira-	Not	Have	That Have	Rights
	Options (#)	Options (#)	Unearned	Exercise	tion	Vested	Not	Not Vested	That Have
Name	Exercisable	Unexercisable	Options (#)	Price	Date	(#)	Vested	(#)	Not Vested
Gary J. Vroman	—	—	—	—	—	122,500	$5,880,000	—	—
Wayne E. Larsen	—	—	—	—	—	91,875	$4,410,000	—	—
Randy B. Turner	—	—	—	—	—	36,750	$1,764,000	—	—
John J. Delaney	—	—	—	—	—	36,750	$1,764,000	—	—
Lawrence C. Hammond	—	—	—	—	—	36,750	$1,764,000	—	—
2010 Restricted Stock Units

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise	on Vesting (#)	on Vesting
Gary J. Vroman	—	—	—	—
Wayne E. Larsen	—	—	—	—
Randy B. Turner	—	—	—	—
John J. Delaney	—	—	—	—
Lawrence C. Hammond	—	—	—	—

Pension Benefits as of December 31, 2010

				Payments
		Years of	Present Value of	During
		Credited	Accumulated	Last
Name	Plan Name	Service	Benefit	Fiscal Year
Gary J. Vroman	Salaried Pension Plan	28.6	$463,252	—
	Supplemental Retirement Agreement	15.3	$716,373	—
Wayne E. Larsen	Salaried Pension Plan	29.9	$634,652	—
	Supplemental Retirement Agreement	24.9	$812,927	—
Randy B. Turner	—	—	—	—
John J. Delaney	—	—	—	—
Lawrence C. Hammond	Salaried Pension Plan	30.2	$620,423	—
	Supplemental Retirement Agreement	17.1	$570,293	—
Defined Benefit Plan
The Ladish Co., Inc. Salaried Pension Plan (the “Pension Plan”) is a “defined benefit” pension plan generally covering salaried, non-union employees at the Cudahy, Wisconsin facility who are not covered by any other defined benefit plan to which we make contributions pursuant to a collective bargaining agreement.
Upon reaching normal retirement at or after age 65, a participant is generally entitled to receive an annual retirement benefit for life. The Pension Plan provides alternative actuarially equivalent forms of benefit payment. Vesting under the Pension Plan occurs after five years of continued service.
The monthly retirement benefit at the normal retirement age of at least 65 is determined pursuant to a formula as follows: 1.25% of the average base salary (exclusive of bonuses or other incentive or special compensation) of the individual during the consecutive five year period of service within the ten years preceding termination of employment (or after age 45, if longer) that his/her earnings were highest multiplied by the number of years of benefit service (as defined in the plan). Monthly normal retirement benefits are payable on a straight life annuity basis and such amounts are not subject to any deduction for Social Security or other offset amounts.
The following table sets forth the annual benefits payable to a participant who qualified for normal retirement in 2010, with the specified highest average earnings during the consecutive five year period of service within the ten years prior to retirement and the specified years of benefit service:

Average Annual Earnings
for Highest 5-Year Period
Within the 10-Years	Years of Benefit Service
Preceding Retirement	10	15	20	25	30	40
$50,000	$6,250	$9,375	$12,500	$15,625	$18,750	$25,000
$100,000	$12,500	$18,750	$25,000	$31,250	$37,500	$50,000
$150,000	$18,750	$28,125	$37,500	$46,875	$56,250	$75,000
$200,000	$25,000	$37,500	$50,000	$62,500	$75,000	$100,000
$250,000	$31,250	$46,875	$62,500	$78,125	$93,750	$125,000
$300,000	$37,500	$56,250	$75,000	$93,750	$112,500	$150,000
The years of benefit service for Messrs. Vroman, Larsen and Hammond as of December 31, 2010 were 28.6, 29.9 and 30.2, respectively.

Officer Plans
We have entered into officer agreements with four current officers of the Company, including Messrs. Vroman, Larsen and Hammond. Each employee covered by the agreements, upon full vesting, is entitled to receive supplemental disability or retirement benefits; provided that in no event may a person’s total retirement benefits under the agreements exceed 60% of the monthly average base salary (inclusive of bonuses or other compensation) during the five calendar years immediately preceding retirement.
The retirement benefit at the normal retirement age of at least 62 is determined pursuant to a formula as follows: 60% of the monthly average of the employee’s base salary plus any incentive compensation which does not exceed twenty percent of the base salary during the five calendar years of highest compensation over ten years immediately preceding retirement multiplied by years of service, up to 15, and divided by 15. If an employee suffers a disability (as defined in the plan), he is entitled to benefits paid under the same formula as in the preceding sentence (with his years of service calculated as if he had retired at age 62), reduced by other disability benefits paid by us or through workers’ compensation (unless he is receiving fixed statutory payments for certain bodily injuries).
Any amount to be paid under the agreements shall be reduced by any benefit paid to an employee or his beneficiary pursuant to the pension plan. All assumptions utilized by the Pension Plan and the Officer Plans can be found in pension footnote No. 8 to our audited financial statements contained in our Annual Report on Form 10-K for the year ending December 31, 2010.
2010 Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	2010	2010 (1)	2010	Distributions	December 31, 2010
Gary J. Vroman	—	—	$11,289	—	$78,422
Wayne E. Larsen	$31,182	—	$111,848	—	$976,173
Randy B. Turner	—	—	$16,988	—	$115,700
John J. Delaney	—	—	$9,827	—	$81,913
Lawrence C. Hammond	$124,630	—	$81,792	—	$602,848

(1)	These amounts are reported as compensation in the Summary Compensation Table for each of the named executive officers.
Participants in the Elective Deferred Compensation Plan may elect to defer salary and/or bonus on an unsecured basis and may select any of eight investment options. We do not match contributions to this Plan and we do not guaranty any return on any of the investment options in this Plan.
Potential Payments Upon Termination or Change-in-Control
We have entered into employment agreements with Messrs. Vroman, Larsen and Hammond which are substantially similar in all respects. The basic employment agreement provides for a number of benefits, all of which vest after ten years of employment, including group term life insurance, health and dental coverage and long-term disability coverage.
The agreements provide that, upon the involuntary termination of the employee other than for cause, we are required to pay the employee 24 months of severance pay, determined by the employee’s base monthly salary at the time of termination. In the case of Messrs. Vroman and Larsen they are entitled to 30 months of severance pay. Upon retirement at age 62, the employee will receive his normal retirement benefits. Such benefits include a monthly payment equal to 60% of the employee’s average compensation (i.e., monthly average of compensation for the five years of highest compensation over the ten years prior to retirement) multiplied by a fraction, the numerator of which is the length of service of the employee up to 15 and the denominator of which is 15. There are also provisions adjusting this calculation in the event of early retirement. Disabled employees can also be eligible for certain retirement benefits. All retirement benefits are tolled during any period of re-employment by us. Each agreement further provides that any compensation paid by us shall be reduced by any benefit paid under our salaried employees’ retirement plan. Mr. Turner has a separate agreement with us which provides for 12 months of severance pay in the event of involuntary separation other than for cause.

Tables Summarizing Payments Following Termination
The following tables describe the potential payments upon termination. These tables assume the executive’s employment was terminated on December 31, 2010, the last business day of our fiscal year.
The following table sets forth certain information relating to compensation following a termination of employment of Gary J. Vroman.

		Involuntary
Executive Benefits and	Voluntary	Not For Cause	For Cause
Payments Upon Termination	Termination	Termination	Termination	Death	Disability
Compensation:
Severance	$—	$1,187,500	$—	$—	$—
Supplemental Retirement Plan	716,373	716,373	716,373	716,373	716,373
Benefits and Perquisites:
Post-Termination Health Insurance (1)	360,098	360,098	360,098	215,269	360,098
Life Insurance Proceeds (2)	100,000	100,000	100,000	200,000	100,000
Disability Benefits (3)	180,000	180,000	180,000	—	180,000
Total:	$1,356,471	$2,543,971	$1,356,471	$1,131,642	$1,356,471
The following table sets forth certain information relating to compensation following a termination of employment of Wayne E. Larsen.

		Involuntary
Executive Benefits and	Voluntary	Not For Cause	For Cause
Payments Upon Termination	Termination	Termination	Termination	Death	Disability
Compensation:
Severance	$—	$780,000	$—	$—	$—
Supplemental Retirement Plan	812,927	812,927	812,927	812,927	812,927
Benefits and Perquisites:
Post-Termination Health Insurance (1)(4)	339,463	339,463	339,463	201,078	339,463
Life Insurance Proceeds (2)	100,000	100,000	100,000	200,000	100,000
Disability Benefits (3)	180,000	180,000	180,000	—	180,000
Total:	$1,432,390	$2,212,390	$1,432,390	$1,214,005	$1,432,390
The following table sets forth certain information relating to compensation following a termination of employment of Randy B. Turner.

		Involuntary
Executive Benefits and	Voluntary	Not For Cause	For Cause
Payments Upon Termination	Termination	Termination	Termination	Death	Disability
Compensation:
Severance	$—	$225,000	$—	$—	$—
Supplemental Retirement Plan	—	—	—	—	—
Benefits and Perquisites:
Post-Termination Health Insurance	—	—	—	—	—
Life Insurance Proceeds (2)	380,000	380,000	380,000	380,000	380,000
Disability Benefits (3)	123,876	123,876	123,876	—	123,876
Total:	$503,876	$728,876	$503,876	$380,000	$503,876

The following table sets forth certain information relating to compensation following a termination of employment of John J. Delaney.

Involuntary
Executive Benefits and	Voluntary	Not For Cause	For Cause
Payments Upon Termination	Termination	Termination	Termination	Death	Disability
Compensation:
Severance	$—	$—	$—	$—	$—
Supplemental Retirement Plan	—	—	—	—	—
Benefits and Perquisites:
Post-Termination Health Insurance	—	—	—	—	—
Life Insurance Proceeds (2)	25,000	25,000	25,000	25,000	25,000
Disability Benefits	—	—	—	—	—
Total:	$25,000	$25,000	$25,000	$25,000	$25,000
The following table sets forth certain information relating to compensation following a termination of employment of Lawrence C. Hammond.

		Involuntary
Executive Benefits and	Voluntary	Not For Cause	For Cause
Payments Upon Termination	Termination	Termination	Termination	Death	Disability
Compensation:
Severance	$—	$380,000	$—	$—	$—
Supplemental Retirement Plan	570,293	570,293	570,293	570,293	570,293
Benefits and Perquisites:
Post-Termination Health Insurance (1)	237,870	237,870	237,870	149,319	237,870
Life Insurance Proceeds (2)	100,000	100,000	100,000	200,000	100,000
Disability Benefits (3)	121,940	121,940	121,940	—	121,940
Total:	$1,030,103	$1,410,103	$1,030,103	$919,612	$1,030,103

(1)
All assumptions used in the determination of these present values are the same as the assumptions used in the January 1, 2010 actuarial valuation of the postretirement medical benefits for footnote No. 8 to the audited financial statements contained in our Form 10-K for the year ending December 31, 2010.

(2)
Vested life insurance benefits under the Officer Plans for Messrs. Vroman, Larsen and Hammond provide for a $200,000 term life policy while employed and a $100,000 term life policy after employment terminates. We provide Mr. Turner with a $380,000 term life policy and Mr. Delaney with a $25,000 term life policy.

(3)	Disability insurance is provided for 66.6% of base salary up to a maximum monthly benefit of $15,000. The above figure represents an annual benefit until the age of 65.

(4)	Mr. Larsen does not accept medical benefits from us. This entry represents an actuarial assumption should he have received such benefits.
Table Summarizing Potential Payments on a Change-in-Control without Termination of Employment; Acceleration of Vesting

	Value of Restricted Stock Units	Value of Deferred Compensation
Name	Vested on Accelerated Basis	Awards Vested on Accelerated Basis
Gary J. Vroman	$5,880,000	$34,418
Wayne E. Larsen	$4,410,000	$32,554
Randy B. Turner	$1,764,000	$23,285
John J. Delaney	$1,764,000	$22,521
Lawrence C. Hammond	$1,764,000	$—

Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management, and based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.
Leon A. Kranz, Chairman
James C. Hill and John W. Splude
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee for the full year ending December 31, 2010 were Chairman Leon A. Kranz, James C. Hill and John W. Splude. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. During the year ending December 31, 2010, Gary J. Vroman, our President and Chief Executive Officer, did not serve on the Compensation Committee. No Company insider participated on the Compensation Committee in 2010. See “Certain Relationships.”

Item 12. Security Ownership of Certain Beneficial Owners and Management
As of March 8, 2011, no person was known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock of the Company, except as shown in the following table:

Name & Address of Beneficial Owner	No. of Shares Beneficially Owned	Percent of Class
Water Island Capital LLC	1,226,380	7.81%
41 Madison Avenue, Floor 42 New York, New York 10010

Waddell & Reed Financial, Inc.	1,125,978	7.17%
6300 Lamar Avenue Overland Park, Kansas 66202

Dimensional Fund Advisors, Inc.	865,415	5.51%
6300 Bee Cave Road Austin, Texas 78746

Ko Family Irrevocable Trusts	856,211	5.45%
9 Wrigley Irvine, California 92618

Black Rock Global Investors	843,906	5.37%
400 Howard Street San Francisco, California 94105

Century Capital Management LLC	786,063	5.00%
100 Federal Street, Floor 29 Boston, Massachusetts 02110
Information regarding the above stockholders and their beneficial ownership of the Company’s shares was obtained from the Schedule 13F of Water Island Capital LLC dated December 31, 2010; the Schedule 13G of Waddell & Reed Financial, Inc. dated February 8, 2011; the Schedule 13G of Dimensional Fund Advisors, Inc. dated February 11, 2011; the Schedule 13G of the Ko Family Irrevocable Trusts dated February 11, 2009; the Schedule 13G of Black Rock Global Investors dated January 20, 2010; and the Schedule 13G of Century Capital Management LLC dated February 9, 2011.

The following table shows the number of shares of Common Stock beneficially owned by each director or nominee, by the executive officers named below in the Summary Compensation Table and by all directors, nominees and executive officers as a group, based upon information supplied by them:

	Number of Shares Beneficially	Percent
Name	Owned At March 8, 2010	Of Class
Lawrence W. Bianchi	1,000	*
James C. Hill	1,000	*
Shannon J. S. Ko	856,211	5.45%
Leon A. Kranz	0	*
Wayne E. Larsen	0	*
J. Robert Peart	0	*
John W. Splude	25,000	*
Lawrence C. Hammond	5,000	*
Randy B. Turner	0	*
Gary J. Vroman	0	*
Directors and Executive Officers as a Group (10 persons)	888,211	5.65%

*	Less than one percent (1%)

Item 13. Certain Relationships and Related Transactions
We participate in a relationship with Weber Metals, Inc., of which Leon A. Kranz, one of our directors, is also a director. We made payments of approximately $372,000 to Weber Metals, Inc. under the relationship in the year ending December 31, 2010. We also rent the facility which houses our subsidiary, Chen-Tech Industries, Inc., from one of our executives, Shannon J.S. Ko, and his wife for the annual rent of $504,000. On March 12, 2010, we purchased 200,000 shares of Ladish common stock from trusts which benefit Shannon J.S. Ko and his wife for $3,250,000, or $16.25 per share. Except as disclosed in this section, we had no transactions during 2010, and none are currently proposed, in which we were a participant and in which any related person had a direct or indirect material interest. Our Board has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:
•	A “related person” means any of our directors, executive officers or nominees for director or any of their immediate family members; and
•
A “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to our Chief Legal Officer certain information relating to related person transactions for review, approval or ratification. Disclosure to our Chief Legal Officer should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction. The Chief Legal Officer’s decision whether or not to approve or ratify a related person transaction is to be made in consultation with the Audit Committee to determine that consummation of the transaction is not or was not contrary to our best interests. Any related person transaction must be disclosed to the full Board of Directors.

Item 14. Principal Accountant Fees and Services
Services provided by Grant Thornton LLP in 2009 and 2010 resulted in fees of:

	Audit Fees (1)	Tax Fees	Audit-Related Fees	Other Fees
2009	$335,835	$0	$0	$0
2010	$525,057	$0	$0	$0

(1)	The 2009 and 2010 fees were for integrated audits which included a review of Internal Controls over Financial Reporting.
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

LADISH CO., INC.

	By:	/s/ Wayne E. Larsen Wayne E. Larsen
March 8, 2011		Vice President Law/Finance & Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary J. Vroman Gary J. Vroman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2011

/s/ Wayne E. Larsen Wayne E. Larsen	Director, Vice President Law/Finance & Secretary (Principal Financial and Accounting Officer)	March 7, 2011

/s/ Lawrence W. Bianchi Lawrence W. Bianchi	Director	March 6, 2011

/s/ James C. Hill James C. Hill	Director	March 6, 2011

/s/ Leon A. Kranz Leon A. Kranz	Director	March 4, 2011

/s/ J. Robert Peart J. Robert Peart	Director	March 7, 2011

/s/ John W. Splude John W. Splude	Director	March 8, 2011

THIS PAGE INTENTIONALLY LEFT BLANK

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ladish Co., Inc.
We have audited the accompanying consolidated balance sheets of Ladish Co., Inc. (a Wisconsin Corporation) and subsidiaries, collectively the “Company” as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ladish Co., Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ladish Co., Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ Grant Thornton LLP
GRANT THORNTON LLP
Chicago, Illinois
March 8, 2011

Ladish Co., Inc.
Consolidated Balance Sheets
December 31, 2009 and 2010
(Dollars in Thousands Except Per Share Data)

Assets	2009	2010
Current Assets:
Cash and Cash Equivalents	$19,917	$23,335
Accounts Receivable, Less Allowance for Doubtful Accounts of $75 and $200, respectively	59,382	82,364
Inventories, Net	92,697	100,693
Deferred Income Taxes	5,144	4,843
Prepaid Expenses and Other Current Assets	6,118	2,105

Total Current Assets	183,258	213,340

Property, Plant and Equipment:
Land and Improvements	6,905	6,906
Buildings and Improvements	60,416	62,153
Machinery and Equipment	240,352	297,969
Construction in Progress	58,451	8,920

	366,124	375,948
Less Accumulated Depreciation	(167,688)	(180,295)

Net Property, Plant and Equipment	198,436	195,653

Deferred Income Taxes	26,522	16,175
Goodwill	37,571	37,571
Other Intangible Assets, Net	19,465	19,065
Other Assets	4,262	3,764

Total Assets	$469,514	$485,568

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Balance Sheets — continued
December 31, 2009 and 2010
(Dollars in Thousands Except Per Share Data)

Liabilities and Equity	2009	2010
Current Liabilities:
Accounts Payable	$23,613	$27,317
Senior Notes	5,714	15,714
Accrued Liabilities:
Pensions	259	202
Postretirement Benefits	3,464	3,818
Officers’ Deferred Compensation	155	328
Wages and Salaries	3,314	4,342
Taxes, Other Than Income Taxes	289	313
Interest	1,355	1,323
Profit Sharing	611	3,567
Paid Progress Billings	2,428	1,306
Other	4,541	5,425

Total Current Liabilities	45,743	63,655

Noncurrent Liabilities:
Senior Notes	84,286	68,571
Pensions	69,653	57,231
Postretirement Benefits	30,215	29,899
Officers’ Deferred Compensation	9,276	10,082
Other Noncurrent Liabilities	4,220	3,653

Total Liabilities	243,393	233,091

Commitments and Contingencies	—	—

Stockholders’ Equity:
Common Stock-Authorized 100,000,000, and Issued 15,907,552 Shares at Each Date of $.01 Par Value	159	159
Additional Paid-In Capital	153,292	153,361
Retained Earnings	145,378	170,753
Treasury Stock, 4,548 and 200,000 Shares, Respectively, of Common Stock at Cost	(33)	(3,250)
Accumulated Other Comprehensive Loss	(73,214)	(69,102)
Total Stockholders’ Equity	225,582	251,921
Noncontrolling Interest in Equity of Subsidiary	539	556

Total Equity	226,121	252,477

Total Liabilities and Equity	$469,514	$485,568

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Years Ended December 31,
	2008	2009	2010

Net Sales	$469,466	$349,832	$403,132

Cost of Sales	410,163	322,745	337,476

Gross Profit	59,303	27,087	65,656

Selling, General and Administrative Expenses	19,765	17,839	18,671

Income from Operations	39,538	9,248	46,985

Other (Income) Expense:
Interest Expense	1,971	5,050	5,613
Other, Net	(683)	1,062	(241)

Income Before Income Tax Provision (Benefit)	38,250	3,136	41,613

Income Tax Provision (Benefit)	5,876	(2,894)	16,209

Net Income	32,374	6,030	25,404

Noncontrolling Interest in Net Earnings (Loss) of Subsidiary	169	(64)	29

Net Income Attributable to Ladish Co., Inc.	$32,205	$6,094	$25,375

Earnings Per Share:
Basic	$2.15	$0.38	$1.61
Diluted	$2.15	$0.38	$1.61
See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Equity
(Dollars in Thousands Except Per Share Data)

							Non-
						Accumulated	Controlling
	Common Stock		Additional		Treasury	Other	Interest in
		Par	Paid-in	Retained	Stock,	Comprehensive	Equity of
	Shares	Value	Capital	Earnings	at Cost	Income (Loss)	Subsidiary	Total
Balance, December 31, 2007	14,605,591	$146	$125,158	$107,079	$(521)	$(30,308)	$497	$202,051

Comprehensive Net Income (Loss):
Net Income	—	—	—	32,205	—	—	169	32,374
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	—	—	—	—	—	(7,519)	—	(7,519)
Adjustment for Unrealized Investment Losses, Net of Tax of $(315)	—	—	—	—	—	(473)	—	(473)
Adjustment for Pension & Post-retirement Plans, Net of Tax of $(20,647)	—	—	—	—	—	(30,971)	—	(30,971)

Comprehensive Loss								(6,589)
Issuance of Common Stock	—	—	655	—	475	—	—	1,130
Acquisition of Aerex	45,750	1	940	—	—	—	—	941
Acquisition of Chen-Tech	1,256,211	12	31,808	—	—	—	—	31,820
Pre-reorganization Deferred Tax Basis Adjustment	—	—	(5,498)	—	—	—	—	(5,498)
Tax Effect Related to Stock Options	—	—	222	—	—	—	—	222

Balance, December 31, 2008	15,907,552	$159	$153,285	$139,284	$(46)	$(69,271)	$666	$224,077

Comprehensive Net Income (Loss):
Net Income	—	—	—	6,094	—	—	(64)	6,030
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	—	—	—	—	—	1,175	—	1,175
Adjustment for Unrealized Investment Gains, Net of Tax of $210	—	—	—	—	—	316	—	316
Adjustment for Pension & Post-retirement Plans, Net of Tax of $(3,623)	—	—	—	—	—	(5,434)	—	(5,434)

Comprehensive Income								2,087
Purchase of Subsidiary Shares	—	—	—	—	—	—	(63)	(63)
Issuance of Common Stock	—	—	2	—	13	—	—	15
Tax Effect Related to Stock Options	—	—	5	—	—	—	—	5

Balance, December 31, 2009	15,907,552	$159	$153,292	$145,378	$(33)	$(73,214)	$539	$226,121

Comprehensive Net Income (Loss):
Net Income	—	—	—	25,375	—	—	29	25,404
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	—	—	—	—	—	(1,090)	—	(1,090)
Adjustment for Unrealized Investment Gains, Net of Tax of $117	—	—	—	—	—	176	—	176
Adjustment for Pension & Post-retirement Plans, Net of Tax of $3,351	—	—	—	—	—	5,026	—	5,026

Comprehensive Income								29,516
Purchase of Subsidiary Shares	—	—	—	—	—	—	(12)	(12)
Purchase of Treasury Stock	—	—	—	—	(3,250)	—	—	(3,250)
Issuance of Common Stock	—	—	14	—	33	—	—	47
Tax Effect Related to Stock Options	—	—	55	—	—	—	—	55

Balance, December 31, 2010	15,907,552	$159	$153,361	$170,753	$(3,250)	$(69,102)	$556	$252,477

See accompanying notes to consolidated financial statements.

Ladish Co., Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended December 31,
	2008	2009	2010
Cash Flows from Operating Activities:
Net Income	$32,374	$6,030	$25,404
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	13,320	15,339	15,967
Amortization of Intangibles	—	546	400
Non-Cash Deferred Compensation	(788)	527	293
Deferred Income Taxes	767	(1,838)	4,655
Gain on Purchase of Stock — Noncontrolling Interest	—	(23)	(7)
Loss (Gain) on Disposal of Property, Plant and Equipment	(137)	308	269
Changes in Assets and Liabilities, Net of Acquired Businesses:
Accounts Receivable	2,595	19,405	(23,223)
Inventories	8,969	36,666	(8,071)
Other Assets	3,759	2,246	4,561
Accounts Payable and Accrued Liabilities	(13,882)	(17,421)	8,695
Other Liabilities	(21,450)	1,331	(3,981)

Net Cash Provided by Operating Activities	25,527	63,116	24,962

Cash Flows from Investing Activities:
Additions to Property, Plant and Equipment	(49,751)	(13,883)	(14,558)
Proceeds from Sale of Property, Plant and Equipment	468	88	189
Purchase of ZKM Stock — Noncontrolling Interest	—	(37)	(5)
Cash Paid for Acquired Companies, Net of Cash Acquired	(40,271)	—	—
Proceeds from Aerex Acquisition Working Capital Adjustment	—	1,200	—

Net Cash Used in Investing Activities	(89,554)	(12,632)	(14,374)

Cash Flows from Financing Activities:
Borrowings from (Repayment of) Facility	21,400	(28,900)	—
Issuance of Senior Notes	50,000	—	—
Repayment of Senior Notes	(6,000)	—	(5,715)
Repayment of Notes Payable	(4,610)	—	—
Retirement of Capital Leases	—	(1,660)	—
Deferred Financing Costs	(299)	—	—
Issuance of Common Stock	215	15	47
Purchase of Treasury Stock	—	—	(3,250)
Increase (Decrease) in Outstanding Checks	3,158	(4,828)	1,743

Net Cash Provided by (Used in) Financing Activities	63,864	(35,373)	(7,175)

Effect of Exchange Rate Change on Cash and Cash Equivalents	(886)	(97)	5

Increase (Decrease) in Cash and Cash Equivalents	(1,049)	15,014	3,418

Cash and Cash Equivalents, Beginning of Year	5,952	4,903	19,917

Cash and Cash Equivalents, End of Year	$4,903	$19,917	$23,335

Supplemental Cash Flow Information:
Income Taxes Paid (Refunded)	$8,417	$(3,255)	$6,729
Interest Paid	$3,734	$6,008	$5,668

Non-Cash Supplemental Information:
Issuance of Stock for Acquisitions	$32,761	$—	$—
See accompanying notes to consolidated financial statements

Ladish Co., Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)
(1)	Business Information

Ladish Co., Inc. (the “Company”), headquartered in Cudahy, Wisconsin, engineers, produces and markets high-strength, high technology forged and cast metal components for a wide variety of load-bearing and fatigue-resisting applications in the jet engine, aerospace and industrial markets, for both domestic and international customers. The Company’s manufacturing site in Irvine, California produces forgings for commercial and military jet engine applications. The Company’s manufacturing site in Albany, Oregon produces cast metal components, the Company’s manufacturing site in Stalowa Wola, Poland produces forgings for the industrial and aerospace markets and its sites in Windsor, Connecticut and western Wisconsin are finished machining operations. The Company operates as a single segment. Net sales to jet engine, aerospace and industrial customers were approximately 51%, 26% and 23% in 2008, 55%, 33% and 12% in 2009 and 49%, 36% and 15% in 2010, respectively, of total company net sales.

In 2008, 2009 and 2010, the Company had three customers that collectively accounted for approximately 47%, 56% and 56%, respectively, of total Company net sales. Net sales to Rolls-Royce were 23%, 26% and 26%, United Technologies 15%, 19% and 17% and General Electric 9%, 11% and 13% of total Company net sales for the respective years.

U.S. exports accounted for approximately 46%, 46% and 43% of total Company net sales in 2008, 2009 and 2010, respectively, with exports to England constituting approximately 25%, 26% and 26%, respectively, of total Company net sales.

As of December 31, 2010, approximately 48% of the Company’s domestic employees were represented by one of seven collective bargaining units. New collective bargaining agreements were negotiated with six of these units during 2006 and negotiations with one unit were successfully concluded in 2007. Internationally, the Company had approximately 460 employees in Poland as of December 31, 2010, most of whom are represented by the Solidarity trade union.

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

Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents due to the high liquidity and short term duration of such money market accounts. The Company maintains deposits in financial institutions that consistently exceed the FDIC limit of $250. At December 31, 2010, the Company had deposits of $23,085 which exceeded the FDIC limit. The Company has not experienced any losses in such accounts and management believes the Company is not at significant risk.

(c)	Outstanding Checks

Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $105 and $1,848 as of December 31, 2009 and 2010, respectively.

(d)	Inventories
Inventories are stated at the lower of cost, first-in, first-out (FIFO) basis, or market. Inventory values include material and conversion costs.
Inventories for the years ended December 31, 2009 and 2010 consist of the following:

	December 31,
	2009	2010
Raw Materials	$18,038	$15,259
Work-In-Process and Finished	77,209	87,801

	95,247	103,060
Less Progress Payments	(2,550)	(2,367)

Total Inventories	$92,697	$100,693

The Company is operating at less than normal capacity, as a result the Company had unabsorbed fixed expenses of approximately $15,700, $16,600 and $16,100 in the years ending December 31, 2008, 2009 and 2010, respectively.

(e)	Property, Plant and Equipment

Additions to property, plant, and equipment are recorded at cost. Normal repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Land Improvements	39 years
Buildings and Improvements	39 years
Machinery and Equipment	5 to 25 years

Interest is capitalized in connection with construction of plant and equipment. Interest capitalization ceases when the construction of the asset is substantially complete and the asset is available for use. Interest capitalization was $2,418, $953 and $43 in 2008, 2009 and 2010, respectively.

(f)	Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired net assets in excess of their fair market values. Goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and also reviewed at least annually for impairment.

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

For the purpose of goodwill analysis, the Company has only one reporting unit. Goodwill amounted to $37,571 at December 31, 2009 and 2010. There was a significant increase in goodwill in 2008 due to the acquisitions of Aerex and Chen-Tech. A $1,000 opening balance sheet deferred tax asset related to the Chen-Tech acquisition was charged to Goodwill in lieu of taxes upon realization in 2009. Goodwill has been subjected to fair value impairment tests as of September 30, 2008, 2009 and 2010 and no impairments were recognized.

The Company conducted its annual impairment analysis as of September 30, 2010. The fair value of the Company as measured by the Company market capitalization plus a control premium exceeded its carrying value. The Company reviewed the analysis at year-end and concluded it remained accurate.

The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Management considered recent transactions with comparable companies in the industry, and possible synergies to a market participant. The Company also considered the valuation ATI was proposing for the Company in a merged transaction. Management concluded there was a reasonable basis for the excess of estimated fair value of the Company over its market capitalization.

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

The Company has amortizable customer relationships of $19,465 and $19,065 at December 31, 2009 and 2010, respectively, included in other intangible assets, that are being amortized over 50 years. The Company recorded amortization expense of $0, $546 and $400 for 2008, 2009 and 2010, respectively. The 2009 amortization expense of $546 included partial year expense of $146 from 2008. The Company estimates annual amortization expense of $400 in 2011, and $1,600 in years 2012 through 2015.

(g)	Long-Lived Assets

The Company monitors the recoverability of the carrying value of its long-lived assets. An impairment charge is recognized when an indicator of impairment occurs and the expected net undiscounted future cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. Assets to be disposed of by sale are stated at the lower of their fair values or carrying amounts and depreciation or amortization is no longer recognized.

(h)	Fair Values of Financial Instruments

Authoritative guidance defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. A fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2010:

	Quoted	Significant
	Prices in	Other	Significant
Fair Values at	Active	Observable	Unobservable
December 31, 2009	Markets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Pension Plan Assets
Money Market Accounts	$3,734	$—	$—	$3,734
US Government Issues	15,262	16,290	—	31,552
Corporate Issues	—	29,632	—	29,632
Foreign Issues	—	6,769	—	6,769
Municipal Issues	—	24	—	24
Domestic Common Stocks	64,534	—	—	64,534
Foreign Stocks	695	—	—	695
Mutual Funds	6,027	—	—	6,027

Sub-Total	$90,252	$52,715	$—	$142,967

Investments
Money Market Accounts	$1,524	—	—	$1,524
Mutual Funds	2,199	—	—	2,199

Sub-Total	$3,723	$—	$—	$3,723

Total	$93,975	$52,715	$—	$146,690

	Quoted	Significant
	Prices in	Other	Significant
Fair Values at	Active	Observable	Unobservable
December 31, 2010	Markets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Pension Plan Assets
Money Market Accounts	$2,976	$—	$—	$2,976
US Government Issues	26,506	10,991	—	37,497
Corporate Issues	—	27,508	—	27,508
Foreign Issues	—	7,488	—	7,488
Municipal Issues	—	771	—	771
Domestic Common Stock	79,354	—	—	79,354
Foreign Stocks	1,168	—	—	1,168
Mutual Funds	5,658	—	—	5,658

Sub-Total	$115,662	$46,758	$—	$162,420

Investments
Money Market Accounts	$81	—	—	$81
Mutual Funds	3,273	—	—	3,273

Sub-Total	$3,354	$—	$—	$3,354

Total	$119,016	$46,758	$—	$165,774

The Company considers the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturities of these financial instruments. The fair values of the Senior Notes do not materially differ from their carrying values.

(i)	Revenue Recognition and Accounts Receivable

Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the service has been provided, the sale price is determinable and collectibility is reasonably assured. This occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are generally recognized as reductions of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability. The Company does not recognize revenue from the disposal of by-products. Any proceeds received from by-product disposal are considered an offset to cost of sales. The Company recognized by-product credits of $14,200, $6,300 and $13,100 in the years ending December 31, 2008, 2009 and 2010, respectively. The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer’s financial condition and credit history. Credit is typically on net 30-day terms and progress payments are frequently required for customers with long production cycles to minimize credit risk. The Company’s allowance for doubtful accounts is based on a review of sales reports, open deduction reports, trends in collections, historical experience and existing economic conditions. Bad debt write-offs occur upon notice of insolvency or other evidence of business closure.

(j)	Income Taxes

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

There are many transactions and calculations where the ultimate tax determination is uncertain and the Company must exercise its judgment in determining its provision for income taxes and recording the related assets and liabilities. The FASB has issued guidance for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that a company has taken or expects to take on a return. The Company has adopted this guidance, and as such, accruals for tax contingencies are provided for accordingly.

(k)	Use of Estimates

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

(l)	Reclassification
Certain reclassifications have been made to the 2008 and 2009 financial statements to conform with the 2010 presentation.

(m)	New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements, (“ASU 2010-06”), that amends Accounting Standards Codification (“ASC”) Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), that amends ASC Subtopic 855-10, Subsequent Events — Overall (“ASC 855-10”). ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other — When to Perform Step 2 of the Goodwill Impairment test for Reporting Units with Zero or Negative Carrying Amounts, (“ASU 2010-28”), that amends ASC Subtopic 350-20, Intangibles — Goodwill and Other, and requires entities with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. In considering whether it is more likely than not that goodwill impairment exists, the entities shall evaluate whether there are adverse qualitative factors. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting units. ASU 2010-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), that amends ASC Subtopic 805-50, Business Combinations — Disclosures, and requires public entities that are required to present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires public entities to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted the provisions of ASU 2010-29. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

(n)	Investments

Investments in marketable securities are stated at fair value and are included in cash and cash equivalents on the balance sheet. Investments with no readily determinable fair value are carried at cost. Fair value is determined using quoted market prices at the end of the reporting period and, when appropriate, exchange rates at that date. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations.

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

(o)	Pensions

The Company has domestic noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company’s annual measurement date is December 31.

(p)	Postretirement Benefits

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

(q)	Officers’ Deferred Compensation

As a part of the total compensation program at the Company, a number of nonqualified plans have been adopted which entail a portion of deferred compensation. For the individuals participating in these deferred compensation programs, the deferred portion of their salary and/ or incentive pay has been placed into a Rabbi Trust for the benefit of those individuals until such time as the assets are payable pursuant to the terms of the deferred compensation programs. In the event of a liquidation of the assets of the Company, the assets placed in the Rabbi Trusts are subject to the general claims of creditors of the Company.

(3)	Debt

On May 16, 2006, the Company sold $40,000 of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year. The first amortization payment of $5,714 was made on May 17, 2010.

On September 2, 2008, the Company sold $50,000 of Series C Notes in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.

The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At December 31, 2010, funded debt at Ladish was at 23% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at December 31, 2010. The covenant on adjusted net worth requires a minimum of $119,173. At December 31, 2010, Ladish had $286,194 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at December 31, 2010 was 11.33. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At December 31, 2010, the Company’s actual level was 0.96. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.

The Company and a syndicate of lenders entered into a revolving credit facility (the “Facility”), which was most recently renewed on April 8, 2010. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At December 31, 2010, there were no borrowings under the Facility and $35,000 of credit was available pursuant to the terms of the Facility. The Facility has a maturity date of April 7, 2011.

The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of December 31, 2010, the Company’s ratio was 0.96:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of December 31, 2010, the Company had a fixed charge coverage ratio of 4.71x.

At December 31, 2010, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.

Long Term Debt Repayment Schedule
Senior Notes
Series B		Series C
$5,714	May 16, 2011	$10,000	September 2, 2011
$5,714	May 16, 2012	$10,000	September 2, 2012
$5,714	May 16, 2013	$10,000	September 2, 2013
$5,714	May 16, 2014	$10,000	September 2, 2014
$5,714	May 16, 2015	$10,000	September 2, 2015
$5,715	May 16, 2016

The total interest incurred by the Company amounted to $4,389, $6,003 and $5,656 in 2008, 2009 and 2010, respectively. The capacity expansion programs at the Company resulted in higher interest capitalization in 2008. Debt and interest declined in 2010 as the Company began to amortize the Series B Senior Notes.

The following table reflects the Company’s treatment of interest for the years 2008, 2009 and 2010:

	2008	2009	2010
Interest Expensed	$1,971	$5,050	$5,613
Interest Capitalized	2,418	953	43

Total	$4,389	$6,003	$5,656

(4)	Stockholders’ Equity
(a)	Treasury Shares
The treasury shares represent shares of common stock of the Company which the Company repurchased on the open market. The value reflects the purchase price for those shares.
(b)	Stock Option Plan

The Company had a Long-Term Incentive Plan (the “Stock Option Program”) that covered certain employees. Under the Stock Option Program, incentive stock options for up to 983,333 shares may be granted to employees of the Company of which 943,833 options have been granted. These options expire ten years from the grant date. For the years 2009 and 2010, no options were granted under the Stock Option Program. As of December 31, 2010, all options granted under the Stock Option Program have been exercised.

During 2008, 2009 and 2010, 26,000, 1,788 and 4,548 shares of common stock, respectively, were issued from treasury stock for the exercise of stock options. The shares had a cost of $7.32 per share. In 2008, 2009 and 2010, the difference of $24, $2 and $14, respectively, between the cost of the shares released from treasury stock and the cash proceeds from the exercise of stock options was credited to additional paid-in capital, a component of stockholders’ equity. During the years ending December 31, 2008, 2009 and 2010, the Company received $215, $15 and $47, respectively, from the exercise of employee stock options.

A summary of options for 2008, 2009 and 2010 is as follows:

	2008		2009		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at Beginning of Year	32,336	$8.57	6,336	$9.87	4,548	$10.50
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	(26,000)	8.25	(1,788)	8.25	(4,548)	10.50

Outstanding at End of Year	6,336	9.87	4,548	10.50	—	—

Exercisable at End of Year	6,336	$9.87	4,548	$10.50	—	$—

There were no options outstanding as of December 31, 2010.

(c)	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the sum of net income and all other non-owner changes in equity. The components of the non-owner changes in equity, or accumulated other comprehensive income (loss) were as follows (net of tax):

	December 31,
	2009	2010
Foreign Currency Translation Adjustments	$2,779	$1,689
Amounts in Accumulated Other Comprehensive Income that have not yet been Recognized as:
Components of Net Periodic Benefit Cost:
Actuarial Loss	(74,567)	(69,843)
Prior Service Cost	(1,269)	(967)
Unrealized Investment Loss	(157)	19

Accumulated Other Comprehensive Loss	$(73,214)	$(69,102)

(d)	Additional Paid-In Capital

In 2008, the Company recognized a deferred tax liability of $5,498 which related to an IRS audit adjustment for 1987. As the adjustment related to a time period prior to the Company’s reorganization in 1993, under fresh-start accounting, the adjustment is charged to paid-in capital instead of the current tax provision.

(5)	Research and Development

Research and development expenses were $3,061, $2,725 and $3,304 in 2008, 2009 and 2010, respectively. Customers reimbursed the Company for $1,282, $1,231 and $1,659 of research and development expenses in 2008, 2009 and 2010, respectively. The expenses and related reimbursement are included in cost of sales on the statements of operations.

(6)	Leases

Certain office and warehouse facilities and equipment are leased under noncancelable operating leases expiring on various dates through the year 2018. Rental expense was $630, $1,225 and $1,092 in 2008, 2009 and 2010, respectively.

Minimum lease obligations under noncancelable operating leases are as follows:

2011	$921
2012	827
2013	678
2014	642
2015	508
2016 and Thereafter	1,344

Total	$4,920

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

There are many transactions and calculations where the ultimate tax determination is uncertain and the Company must exercise its judgment in determining its provision for income taxes and recording the related assets and liabilities. The FASB has issued guidance for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that a company has taken or expects to take on a return. The Company has adopted this guidance, and as such, accruals for tax contingencies are provided for accordingly.

In regards to uncertain tax provisions, the Company has recorded a charge to income tax expense of $546, $69 and $43 and has corresponding unrecognized tax benefit reserves of $546, $615 and $658 in 2008, 2009 and 2010, respectively, in connection with research and development (“R&D”) tax credits recognized in those years. The reserves established are 10% of the R&D tax credit for each year and include any applicable penalties. The Company has recorded $0, $79 and $51 in interest costs with regard to the foregoing that are included in the 2008, 2009 and 2010 income tax provisions and corresponding reserve balances, respectively.

The entire $615 and $658 of unrecognized tax benefits as of December 31, 2009 and 2010, respectively, would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2010
Beginning Balance	$546	$615
Additions for Tax Positions Related to the Current Year	51	53
True-up of Tax Positions of Prior Years	18	(10)

Ending Balance	$615	$658

Realization of the domestic net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL and tax credit carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the domestic net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets through a charge to the income tax provision.

The Company has total net deferred income tax assets of $31,666 and $21,018 as of December 31, 2009 and 2010, respectively. As of December 31, 2009 and 2010, respectively, ZKM has net deferred Polish income tax assets of $2,503 and $1,985 which include $1,951 and $1,719 of foreign economic zone credits along with NOL carryforwards with a net realizable value of $677 and $531 that were generated by its ZKM and ZOPS operations. The NOL carryforwards expire in the years 2012 through 2015. A valuation allowance has been established against $177 of the foreign NOLs related to the ZOPS operation.

Certain deferred tax liabilities associated with the acquisitions of Aerex and Chen-Tech in the amounts of $2,567 and $6,068, respectively, have been recorded against goodwill.

Deferred taxes were classified in the consolidated balance sheets for the years ended December 31, 2009 and 2010 as follows:

	December 31,
	2009	2010
Other Current Assets	$6,434	$7,248
Other Noncurrent Assets	47,964	41,323
Other Current Liabilities	(1,290)	(2,405)
Other Noncurrent Liabilities	(21,442)	(25,148)

Total Net Deferred Tax Assets	$31,666	$21,018

The components of net deferred income tax assets and liabilities for the years ended December 31, 2009 and 2010 are as follows:

	December 31,
	2009	2010
Deferred Tax Assets:
Inventory Adjustments	$1,491	$1,654
Accrued Employee Costs	2,665	2,861
Operating Loss Carryforwards	712	531
Pension Benefit Liabilities	30,067	24,350
Postretirement Healthcare Benefit Liabilities	13,472	13,487
Wisconsin Manufacturing Investment Credit	5,335	4,049

	53,742	46,932
Valuation Allowances	(115)	(177)

Net Deferred Tax Assets	53,627	46,755

Deferred Tax Liabilities:
Property, Plant and Equipment	(21,442)	(25,148)
Other	(519)	(589)

Net Deferred Tax Liabilities	(21,961)	(25,737)

Total Net Deferred Tax Assets	$31,666	$21,018

The Wisconsin Manufacturing Investment Credit usage is limited to $337 annually and the credit expires in the year 2022.
A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2008, 2009 and 2010 is as follows:

	Years Ended December 31,
	2008	2009	2010
Pre-tax Income	$38,250	$3,136	$41,613

Federal Tax at Statutory Rate of 35%	$13,387	$1,098	$14,565
State Tax, Net of Federal Effect	(144)	574	2,360
Permanent Differences and Other, Net	(737)	458	476
Research & Development Credits	(3,582)	(316)	(331)
Domestic Production Activities Deduction	(553)	(21)	(894)
Reversal of Domestic Valuation Allowance	—	(5,335)	—
Establishment of Foreign Valuation Allowance	35	80	62
Foreign Economic Zone Credits	(1,907)	—	—
Foreign Tax Rate Differential	(623)	568	(29)

Total Tax Provision (Benefit)	$5,876	$(2,894)	$16,209

Effective Tax Rate	15.4%	(92.3)%	39.0%

The components of income tax expense (benefits) for the years ended December 31, 2008, 2009 and 2010 are as follows:

	2008
	Federal	State	Foreign	Total
Current	$5,339	$(506)	$14	$4,847
Deferred	1,741	249	(1,223)	767
Charge in Lieu of Taxes Related to:
Goodwill	35	5	—	40
Stock Options	194	28	—	222

Total Income Tax Expense (Benefit)	$7,309	$(224)	$(1,209)	$5,876

	2009
	Federal	State	Foreign	Total
Current	$(1,072)	$9	$2	$(1,061)
Deferred	3,111	(4,593)	(356)	(1,838)
Charge in Lieu of Taxes Related to Stock Options	4	1	—	5

Total Income Tax Expense (Benefit)	$2,043	$(4,583)	$(354)	$(2,894)

	2010
	Federal	State	Foreign	Total
Current	$8,650	$2,702	$147	$11,499
Deferred	3,796	590	269	4,655
Charge in Lieu of Taxes Related to Stock Options	48	7	—	55

Total Income Tax Expense	$12,494	$3,299	$416	$16,209

The Company has not provided additional U.S. income taxes on $7,639 of undistributed earnings of its Polish subsidiary, ZKM, included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of ZKM or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by ZKM or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

The Company is currently being audited by the State of Wisconsin for tax years 2005-2008. The Company has not been notified of any other audit of its U.S. or state tax returns. Federal returns for the years 2007-2010 are still open.

(8)	Pensions and Postretirement Benefits

The Company has domestic noncontributory defined benefit pension plans (“Plans”) covering a number of its employees. Plans covering salaried and management employees provide pension benefits that are based on the highest five consecutive years of an employee’s compensation during the last ten years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute annually an amount equal to or greater than the minimum amount required under the Employee Retirement Income Security Act of 1974. The Company contributed $8,955, $3,428 and $10,478 to the Plans in 2008, 2009 and 2010, respectively, and the Company expects to contribute $13,251, $15,422 and $13,438 in 2011, 2012 and 2013, respectively, to the Plans. The Plans’ assets are primarily invested in U.S. Government securities, investment grade corporate bonds and marketable common stocks. The Plans may hold shares of the Company’s common stock, which comprise less than ten percent of any individual plan’s total assets. The market value of Company shares held in all Plans as of December 31, 2009 and 2010 total $5,099 and $16,472, respectively. The Company’s annual measurement date is December 31.

The following table reflects the funding status of each of the Plans as of December 31, 2010 relative to the Pension Protection Act of 2006, per the Company’s Adjusted Funding Target Attainment Percentage (“AFTAP”):

	Black-				Service		Electrical	Die
	smiths	Salaried	Machinists	OPEIU	Employees	Technicians	Workers	Sinkers

Funding Target	$27,517	$80,700	$43,086	$8,308	$2,245	$15,387	$2,750	$6,658

Actuarial Value of Assets	22,178	68,540	38,646	6,580	1,853	12,496	2,207	6,323

Market Value of Assets	21,110	64,961	36,296	6,204	1,766	11,913	2,102	5,954

Carryover Balance	1,980	9,248	2,766	497	118	1,187	197	780

2010 AFTAP	73.4%	73.5%	83.3%	73.2%	77.3%	73.5%	73.1%	83.3%

In the above table, the funding status for each Plan is calculated by subtracting the carryover balance from the actuarial value of assets and dividing the result by the funding target. The Company has the option of waiving the carryover balance for any Plan. A waiver of the carryover balances would result in every Plan but the OPEIU Plan being over 80% of 2010 AFTAP. For any Plan under 80% of 2010 AFTAP, the Company is under a number of restrictions with respect to such Plan which include, i) the prohibition of increasing benefits under such a Plan, ii) the prohibition of lump-sum payments under such a Plan, iii) increased reporting requirements to the Plan participants, and iv) increased insurance premiums to the Pension Benefit Guaranty Corporation.

A summary of the Plans’ asset allocation at December 31, 2009 and 2010 is as follows:

	December 31,
Asset Category	2009	2010
Fixed Income Securities	51.8%	48.6%
Equity Securities	45.6%	49.6%
Cash	2.6%	1.8%

Total	100.0%	100.0%

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

The benefits estimated to be paid in the next five years for the pension plans range between $15,600 and $16,500 per year and for years six through ten in aggregate total $74,100. For postretirement healthcare and life insurance benefits, the estimated benefit payments over the next five years approximate $3,200 per year and $12,400 in aggregate for years six through ten.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. In May 2004, the FASB issued ASC 715-60, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in response to the new law which may provide a federal subsidy to sponsors of retiree healthcare benefit plans. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed refund requests with the Claims Management Services, a division of the Health and Human Services Department. Refunds of $169, $274 and $168 have been received in 2008, 2009 and 2010, respectively.

Certain officers have deferred compensation agreements (the “Officers’ Plan”) which, upon retirement, provide them with, among other things, supplemental pension and other postretirement benefits. An accumulated unfunded liability of $9,431 and $10,410 as of December 31, 2009 and 2010, respectively, has been recorded under these agreements as actuarially determined. The expense was $552, $662 and $904 in 2008, 2009 and 2010, respectively.

The Company has established a Rabbi Trust for the beneficiaries of the Officers’ Plan to fund a portion of the benefits earned under the Officers’ Plan. The Rabbi Trust does not hold any Company stock and is considered in the calculations determined by the actuary. The Rabbi Trust had assets of $175 and $122 as of December 31, 2009 and 2010, respectively, and are included in other assets on the balance sheets. The investments are held on the balance sheet and are considered available-for-sale securities. The unrealized gain or loss on these investments is recognized as a component of other comprehensive income.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth by level, within the fair value hierarchy, the Plans’ assets at fair value as of December 31, 2009 and 2010:

	Quoted	Significant
	Prices in	Other	Significant
Fair Values at	Active	Observable	Unobservable
December 31, 2009	Markets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Pension Plan Assets
Money Market Accounts	$3,734	$—	$—	$3,734
US Government Issues	15,262	16,290	—	31,552
Corporate Issues	—	29,632	—	29,632
Foreign Issues	—	6,769	—	6,769
Municipal Issues	—	24	—	24
Domestic Common Stocks	64,534	—	—	64,534
Foreign Stocks	695	—	—	695
Mutual Funds	6,027	—	—	6,027

Total	$90,252	$52,715	$—	$142,967

	Quoted	Significant
	Prices in	Other	Significant
Fair Values at	Active	Observable	Unobservable
December 31, 2010	Markets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Pension Plan Assets
Money Market Accounts	$2,976	$—	$—	$2,976
US Government Issues	26,506	10,991	—	37,497
Corporate Issues	—	27,508	—	27,508
Foreign Issues	—	7,488	—	7,488
Municipal Issues	—	771	—	771
Domestic Common Stock	79,354	—	—	79,354
Foreign Stocks	1,168	—	—	1,168
Mutual Funds	5,658	—	—	5,658

Total	$115,662	$46,758	$—	$162,420

The following is a reconciliation of the change in benefit obligation and Plans’ assets for the years ended December 31, 2009 and 2010:

	Pension & Officers’		Postretirement
	Benefits		Benefits
	2009	2010	2009	2010
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of Yr.	$204,035	$219,756	$33,256	$33,679
Service Cost	1,346	1,605	190	229
Interest Cost	11,856	10,926	1,903	1,649
Amendments	1,229	—	—	—
Actuarial (Gains) Losses	17,887	12,550	1,835	1,100
Benefits Paid	(16,597)	(16,907)	(5,912)	(5,469)
Participants’ Contributions	—	—	2,407	2,529

Projected Benefit Obligation at End of Yr.	$219,756	$227,930	$33,679	$33,717

Change in Plans’ Assets:
Plans’ Assets at Fair Value at Beginning of Yr.	$136,472	$142,967	$—	$—
Actual Return on Plans’ Assets	19,478	25,489	—	—
Company Contributions	3,614	10,871	3,505	2,940
Benefits Paid	(16,597)	(16,907)	(5,912)	(5,469)
Participants’ Contributions	—	—	2,407	2,529

Plans’ Assets at Fair Value at End of Yr.	$142,967	$162,420	$—	$—

Funded Status of Plans	$(76,789)	$(65,510)	$(33,679)	$(33,717)

	Pension & Officers’		Postretirement
	Benefits		Benefits
	2009	2010	2009	2010
Plans with Benefit Obligations in Excess of Plan Assets:
Projected Benefit Obligation	$219,756	$227,930	$33,679	$33,717
Accumulated Benefit Obligation	211,461	221,085	—	—
Plan Assets	142,967	162,420	—	—
Plans with Plan Assets in Excess of Benefit Obligations:
Projected Benefit Obligation	$—	$—	$—	$—
Accumulated Benefit Obligation	—	—	—	—
Plan Assets	—	—	—	—
Weighted Average Assumptions:
Discount Rate	5.16%	4.55%	5.16%	4.55%
Rate of Increase in Compensation Levels	3.00%	3.00%	—	—
Expected Long-Term Rate of Return on Assets	8.05%	8.47%	—	—

The total accumulated pension benefit obligation for the Plans is $211,461 and $221,085 at December 31, 2009 and 2010, respectively. All of the individual Plans and the Officers’ Plan have accumulated benefit obligations exceeding the fair value of the Plans’ assets at December 31, 2010.

	Pension & Officers’		Postretirement
	Benefits		Benefits
	2009	2010	2009	2010
Amounts Recognized in the Consolidated Balance Sheets:
Other Assets	$175	$122	$—	$—
Accrued Liabilities — Postretirement	—	—	(3,464)	(3,818)
Accrued Liabilities — Officers’ Deferred Comp.	(155)	(328)	—	—
Noncurrent Liabilities — Pensions	(67,533)	(55,222)	—	—
Noncurrent Liabilities — Postretirement	—	—	(30,215)	(29,899)
Officers’ Deferred Compensation	(9,276)	(10,082)	—	—

Net Amount Recognized	$(76,789)	$(65,510)	$(33,679)	$(33,717)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2010 are as follows:

	Pension & Officers’	Postretirement
	Benefits	Benefits
Prior Service Cost	$1,524	$88
Net Loss	110,739	5,666

Total	$112,263	$5,754

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

	Pension & Officers’	Postretirement
	Benefits	Benefits
Prior Service Cost	$403	$14
Net Loss	9,520	180

Total	$9,923	$194

The components of the net periodic benefit costs for the years ended December 31, 2008, 2009 and 2010 are:

	Pension & Officers’ Benefits			Postretirement Benefits
	2008	2009	2010	2008	2009	2010
Service Cost-Benefit Earned During the Period	$891	$1,346	$1,605	$154	$190	$229
Interest Cost on Projected Benefit Obligation	11,998	11,856	10,926	2,051	1,903	1,649
Expected Return on Pension Assets	(15,713)	(13,265)	(12,237)	—	—	—
Net Amortization and Deferral	3,631	5,273	8,170	4	5	101
Prior Service Cost	400	390	490	14	14	14

Net Periodic Benefit Cost	$1,207	$5,600	$8,954	$2,223	$2,112	$1,993

Assumptions used in the determination of net periodic benefit costs for these years are:

	Pension & Officers’ Benefits			Postretirement Benefits
	2008	2009	2010	2008	2009	2010
Discount Rate	6.11%	6.05%	5.16%	6.11%	6.05%	5.16%
Rate of Increase in Compensation Levels	3.00%	3.00%	3.00%	—	—	—
Expected Long-Term Rate of Return on Assets	8.90%	7.95%	8.05%	—	—	—

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plans. The Company assumes annual increases of 0% on life insurance, 7% on pre-65 healthcare and 5% on post-65 healthcare. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	1%	1%
	Increase	Decrease
Effect on Total of Service and Interest Cost Components	$87	$(76)
Effect on Postretirement Healthcare Benefit Obligation	$1,703	$(1,515)

As a result of union labor renegotiations finalized during 2000, the benefits in certain Company sponsored pension plans were frozen and replaced with comparable benefits in national multi-employer plans not administered by the Company. The Company contributed $2,291 and $2,766 to these plans during 2009 and 2010, respectively. Should the Company cease to participate in these plans it could be subject to a withdrawal liability.

ZKM sponsors an unfunded retirement plan and the Company has estimated ZKM’s liability for this plan to be approximately $2,379 and $2,211 at December 31, 2009 and 2010, respectively. The Company has included ZKM’s estimated liability in the pension liability in the consolidated balance sheets.

(9)	Deferred Compensation

As a part of the total compensation program at the Company, a number of nonqualified plans have been adopted which entail a portion of deferred compensation. For the individuals participating in these deferred compensation programs, the deferred portion of their salary and/or incentive pay has been placed into a Rabbi Trust for the benefit of those individuals until such time as the assets are payable pursuant to the terms of the deferred compensation programs. In the event of a liquidation of the assets of the Company, the assets placed in the Rabbi Trusts are subject to the general claims of creditors of the Company. The deferred compensation assets held in the Rabbi Trusts amounted to $3,723 and $3,354 as of December 31, 2009 and 2010, respectively, and are included as a part of other assets on the consolidated balance sheets of the Company. The obligation to release these assets to participating individuals is reflected as a part of other noncurrent liabilities on the consolidated balance sheets of the Company. The investments are held on the balance sheet and are considered available-for-sale securities. The unrealized gain (loss) on the Rabbi Trust assets amounted to $526 and $293 in 2009 and 2010, respectively, and is recorded net of tax as other comprehensive income on the balance sheets.

(10)	Profit Sharing

Forging has a profit sharing program in which substantially all of the employees are eligible to participate. The profit sharing payout is derived from a formula based on net income and is payable no later than February 15th of the subsequent year. The expense was $1,517, $350 and $2,677 in 2008, 2009 and 2010, respectively. PCT has a profit sharing program in which all employees are eligible to participate. The profit sharing pool is calculated based on various internal operating measurements. The expense was $368, $261 and $602 in 2008, 2009 and 2010, respectively. For Stowe, a profit sharing program for all employees had an expense of $64, $0 and $207 in 2008, 2009 and 2010, respectively. Profit sharing at Aerex and Chen-Tech for 2008 was provided by the former owners of each business. In 2009, Aerex and Chen-Tech did not pay profit sharing. In 2010, Aerex and Chen-Tech had the respective expense of $120 and $169 for profit sharing.

(11)	Commitments and Contingencies
(a)
The Company is involved in various stages of investigations relative to environmental protection matters relating to various waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to uncertainty as to the extent of the pollution, the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of alternative cleanup technologies and methods, and the questionable level of the Company’s involvement. The Company had an accrual of $300 at December 31, 2009 and 2010, included in other noncurrent liabilities on the consolidated balance sheets of the Company, for potential losses related to these matters. The Company does not anticipate such losses will have a material impact on the financial statements beyond the aforementioned provisions.

(b)
The Company has been named as a defendant in a number of asbestos cases in Mississippi, six cases in Illinois, one case in Wisconsin and one case in California. As of December 31, 2010, the Company has been dismissed from the case in California and has nine claims in Mississippi, two claims in Illinois and one in Wisconsin. The Company has notified its insurance carriers of these claims and is vigorously defending these actions. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. The Company has not made any provision in its financial statements for the asbestos litigation.

(c)
The Company is participating in an investigation initiated by U.S. Customs & Border Protection (“Customs”) into duty drawback claims filed on behalf of the Company by its former export agent. The Company is cooperating with Customs in this investigation and has voluntarily suspended its duty drawback claims. Based upon its internal investigation, the Company believes any errors or omissions with respect to its filings were solely attributable to its former export agent. The Company and Customs have tentatively agreed to an Offer in Compromise whereby both parties agree to settle the matter for the amount of approximately $146 and the repayment of approximately $130 of prior duty drawback claims. The Company has made adequate provisions in its financial statements for this resolution.

(d)
The Company has unconditional fixed price purchase obligations (take-or-pay contracts) of approximately $85,418 comprised of commitments to purchase natural gas of approximately $12,084 and raw material of approximately $73,334. These obligations are for purchases necessary to fulfill the Company’s production backlog. None of these obligations may be net settled. The Company’s future commitments approximate $63,991 in 2011 and $21,427 in 2012 through 2013. During 2008, 2009 and 2010, the Company fulfilled its minimum contractual purchase obligations for those periods.

(e)
The Company and each of its directors have been named as defendants in a lawsuit in Wisconsin State Circuit Court and in a separate lawsuit in federal court in the eastern district of Wisconsin. Each of these cases is brought by a stockholder of the Company alleging a breach of fiduciary duty in connection with the proposed merger with ATI. Neither case seeks monetary damages. Rather, each case requests equitable relief in enjoining the merger. The Company is defending these actions and has alerted its insurer.

Various other lawsuits and claims arising in the normal course of business are pending against the Company and losses that might result from such actions are not expected to be material to the financial statements.

(12)	Related Party Transactions

Since 1995, the Company has participated in a relationship with Weber Metals, Inc. (“Weber”). The relationship is directed toward serving the jet engine market by combining the Company’s technology and market presence with Weber’s unique equipment. A director of the Company is the former chief executive officer of Weber. The Company’s payments to Weber under the relationship were $367, $371 and $372 in 2008, 2009 and 2010, respectively.

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

The following shares were used to calculate basic and diluted earnings per share for the years ended December 31, 2008, 2009 and 2010; there were no anti-dilutive shares in any year:

	December 31,
	2008	2009	2010
Average Basic Common Shares Outstanding	14,998,437	15,901,833	15,742,247
Incremental Shares Applicable to Common Stock Options	2,407	413	954

Average Diluted Common Shares Outstanding	15,000,844	15,902,246	15,743,201

(14)	Acquisitions

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

	Quarters Ended
2009	March 31	June 30	September 30	December 31
Net Sales	$105,739	$84,686	$76,191	$83,216
Gross Profit	7,324	6,337	4,722	8,704
Operating Income (Loss)	3,282	2,064	(970)	4,872
Net Income (Loss)	1,200	650	(2,209)	6,453
Basic Earnings (Loss) Per Share	0.08	0.04	(0.14)	0.41
Diluted Earnings (Loss) Per Share	0.08	0.04	(0.14)	0.41

	Quarters Ended
2010	March 31	June 30	September 30	December 31
Net Sales	$98,948	$99,407	$100,280	$104,497
Gross Profit	13,663	16,698	16,262	19,033
Operating Income	9,463	12,666	11,733	13,123
Net Income	5,348	7,538	6,218	6,271
Basic Earnings Per Share	0.34	0.48	0.40	0.40
Diluted Earnings Per Share	0.34	0.48	0.40	0.40

Per share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding in each period.

(16)	Valuation and Qualifying Accounts

			Accounts
	Balance at	Provision	Written Off/	Balance at
	Beginning	Charged to	Reserve	End of
	of Year	Profit & Loss	Increased	Year
Year ended December 31, 2008 Allowance for Doubtful Accounts	$88	$3	$(7)	$84
Year ended December 31, 2009 Allowance for Doubtful Accounts	$84	$914	$(923)	$75
Year ended December 31, 2010 Allowance for Doubtful Accounts	$75	$60	$65	$200

INDEX TO EXHIBITS

Exhibit		Page
Numbers	Description	Number
3 (a)	Articles of Incorporation of the Company as filed with the Secretary of the State of Wisconsin filed with Form S-1 as Exhibit 3.2 on December 23, 1997 are incorporated by reference.

3 (b)	The Ladish Co., Inc. Amended and Restated By-Laws filed with Form 10-Q as Exhibit 3(b) on November 5, 2003 are incorporated by reference.

10 (a)	Form of Ladish Co., Inc. 1996 Long Term Incentive Plan filed with Form S-1 as Exhibit 10.4 on December 23, 1997 is incorporated by reference.

10 (b)	Form of Employment Agreement between Ladish Co., Inc. and certain of its executive officers filed with Form S-1 as Exhibit 10.5 on December 23, 1997 is incorporated by reference.

10 (c)	Amendment No. 1 dated April 13, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

10 (d)	Amendment No. 2 dated July 17, 2001 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and Firstar Bank Milwaukee, N.A. and the Financial Institutions Parties thereto, filed with Form 10-K on February 22, 2002 is incorporated by reference.

10 (e)	Amendment No. 3 dated April 12, 2002 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.

10 (f)	Amendment No. 4 dated December 31, 2002 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on March 25, 2003 is incorporated by reference.

10 (g)	Amendment No. 5 dated December 30, 2003 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 10-K on February 25, 2004 is incorporated by reference.

10 (h)	Amendment No. 6 dated December 29, 2004 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on March 14, 2005 is incorporated by reference.

10 (i)	Amendment No. 7 dated July 20, 2005 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on March 13, 2006 is incorporated by reference.

10 (j)	Amendment No. 8 dated April 28, 2006 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on March 7, 2007 is incorporated by reference.

10 (k)	Amendment No. 9 dated April 25, 2007 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-K on February 22, 2008 is incorporated by reference.

10 (l)	Amendment No. 10 dated April 25, 2008 to Credit Agreement dated April 14, 2000 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-Q on April 29, 2008 is incorporated by reference.

10 (m)	Second Amended and Restated Credit Agreement dated April 10, 2009 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 8-K on April 10, 2009 is incorporated by reference.

X-1

Exhibit		Page
Numbers	Description	Number
10 (n)	Amendment No. 1 dated July 31, 2009 to Second Amended and Restated Credit Agreement dated April 10, 2009 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party Thereto, filed with Form 10-Q on July 31, 2009 is incorporated by reference.

10 (o)	Amendment No. 2 dated April 8, 2010 to Second Amended and Restated Credit Agreement dated April 10, 2009 among Ladish Co., Inc. and U.S. Bank National Association and the Financial Institutions Party thereto, filed with Form 8-K on April 9, 2010 is incorporated by reference.

10 (p)	Note Purchase Agreement dated May 16, 2006 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on May 17, 2006 is incorporated by reference.

10 (q)	Note Purchase Agreement dated September 2, 2008 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 8-K on September 2, 2008 is incorporated by reference.

10 (r)	Third Amendment dated December 21, 2009 to Note Purchase Agreements dated as of July 20, 2001 between Ladish Co., Inc. and the Purchasers listed therein, filed with Form 10-K on March 5, 2010 is incorporated by reference.

10 (s)	Agreement dated September 15, 1995 between Ladish Co., Inc. and Weber Metals, Inc. filed with Form S-1 as Exhibit 10.7 on February 23, 1998 is incorporated by reference.

10 (t)	Agreement dated February 24,2005 between Ladish Co., Inc. and Huta Stalowa Wola S.A. filed with Form 8-K on March 2, 2005 is incorporated by reference.

10 (u)	Ladish Co., Inc. Long-Term Incentive Plan dated January 1, 2006, filed with Form 10-K on March 7, 2007 is incorporated by reference.

14	Ladish Co., Inc. Policies filed with Form 10-K on March 25, 2003 is incorporated by reference.

21	List of Subsidiaries of the Company.	X-3

23	Consent of Independent Registered Public Accounting Firm.	X-4

31 (a)	Written statement of the chief executive officer of the Company certifying this Form 10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-5

31 (b)	Written statement of the chief financial officer of the Company certifying this Form 10-K complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934.	X-6

32	Written Statement of the chief executive officer and chief financial officer of the Company certifying this Form 10-K complies with the requirements of 18 U.S.C. §1350	X-7

X-2