Form 10-Q
period 2011-03-31
LADISH CO INC
filed 2011-05-05
CIK 814250

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, $0.01 Par Value	15,707,552

PART I — FINANCIAL INFORMATION
Ladish Co., Inc.
Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	For the Three Months
	Ended March 31,
	(unaudited)
	2011	2010

Net sales	$114,120	$98,948

Cost of sales	95,312	85,285

Gross profit	18,808	13,663

Selling, general and administrative expenses	4,605	4,200

Income from operations	14,203	9,463

Other (income) expense:
Interest expense	1,343	1,475
Other, net	(26)	(250)

Income before income tax provision	12,886	8,238

Income tax provision	3,425	2,886

Net income	9,461	5,352

Noncontrolling interest in net earnings of subsidiary	19	4

Net income attributable to Ladish Co., Inc.	$9,442	$5,348

Basic earnings per share	$0.60	$0.34

Diluted earnings per share	$0.60	$0.34

Basic weighted average shares outstanding	15,707,552	15,858,560

Diluted weighted average shares outstanding	15,707,552	15,859,650
See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$25,240	$23,335
Accounts receivable, less allowance for doubtful accounts of $200 at each date	91,607	82,364
Inventories, net	109,063	100,693
Deferred income taxes	4,956	4,843
Prepaid expenses and other current assets	2,567	2,105

Total current assets	233,433	213,340
Property, plant and equipment:
Land and improvements	6,941	6,906
Buildings and improvements	62,819	62,153
Machinery and equipment	302,763	297,969
Construction in progress	7,767	8,920

	380,290	375,948
Less — accumulated depreciation	(185,026)	(180,295)

Net property, plant and equipment	195,264	195,653
Deferred income taxes	15,298	16,175
Goodwill	37,571	37,571
Other intangible assets, net	18,965	19,065
Other assets	4,155	3,764

Total assets	$504,686	$485,568

Liabilities:
Current liabilities:
Accounts payable	$34,460	$27,317
Senior notes	15,714	15,714
Accrued liabilities:
Pensions	246	202
Postretirement benefits	3,474	3,818
Officers’ deferred compensation	328	328
Wages and salaries	5,685	4,342
Taxes, other than income taxes	1,064	313
Interest	1,079	1,323
Profit sharing	938	3,567
Paid progress billings	630	1,306
Other	6,515	5,425

Total current liabilities	70,133	63,655
Noncurrent liabilities:
Senior notes	68,571	68,571
Pensions	57,855	57,231
Postretirement benefits	30,244	29,899
Officers’ deferred compensation	10,225	10,082
Other noncurrent liabilities	4,074	3,653

Total liabilities	241,102	233,091
Commitments and contingencies	—	—
Equity:
Stockholders’ equity:
Common stock — authorized 100,000,000, issued 15,907,552 shares at each date	159	159
Additional paid-in capital	153,361	153,361
Retained earnings	180,196	170,753
Treasury stock, 200,000 shares of common stock at each date at cost	(3,250)	(3,250)
Accumulated other comprehensive loss	(67,457)	(69,102)

Total stockholders’ equity	263,009	251,921
Noncontrolling interest in equity of subsidiary	575	556

Total equity	263,584	252,477

Total liabilities and equity	$504,686	$485,568

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	(unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$9,461	$5,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,392	3,838
Amortization of intangibles	100	100
Non-cash deferred compensation	152	93
Deferred income taxes	788	1,560
Gain on disposal of property, plant and equipment	(6)	(22)

Changes in assets and liabilities:
Accounts receivable	(8,904)	(13,811)
Inventories	(8,162)	6,043
Other assets	(847)	1,888
Accounts payable and accrued liabilities	5,757	4,676
Other liabilities	3,524	1,144

Net cash provided by operating activities	6,255	10,861

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(2,852)	(1,929)
Proceeds from sale of property, plant and equipment	10	48

Net cash used in investing activities	(2,842)	(1,881)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in outstanding checks	(1,621)	854
Purchase of treasury stock	—	(3,250)

Net cash used in financing activities	(1,621)	(2,396)

Effect of exchange rate changes on cash and cash equivalents	113	7

INCREASE IN CASH AND CASH EQUIVALENTS	1,905	6,591

CASH AND CASH EQUIVALENTS, beginning of period	23,335	19,917

CASH AND CASH EQUIVALENTS, end of period	$25,240	$26,508

See accompanying notes to condensed consolidated financial statements.

Ladish Co., Inc.
Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)
(1) Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2011 and its results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all disclosures required for annual financial statements presented in conformity with accounting principles generally accepted in the United States of America. The Company has filed a report on Form 10-K which contains audited consolidated financial statements that include all information and footnotes necessary for a fair presentation of its financial position at December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008.
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
The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year.
(2) Inventories

	March 31,	December 31,
	2011	2010
Raw materials	$17,953	$15,259
Work-in-process and finished goods	94,699	87,801
Less progress payments	(3,589)	(2,367)

Total inventories	$109,063	$100,693

(3) Interest and Income Tax Payments

	For the Three Months
	Ended March 31,
	2011	2010
Interest paid	$1,603	$1,686
Income taxes paid, net of refunds	414	204

(4) Cash and Cash Equivalents
Cash in excess of daily requirements is invested in marketable securities consisting of commercial paper and money market instruments which mature in three months or less. Such investments are deemed to be cash equivalents due to the high liquidity and short term duration of such money market accounts. The Company maintains deposits in financial institutions that consistently exceed the current FDIC limit of $250. At March 31, 2011, the Company’s deposits exceeded the current FDIC limit by $24,990. The Company has not experienced any losses in such accounts and management believes the Company is not at significant risk. Outstanding payroll and accounts payable checks related to certain bank accounts are recorded as accounts payable on the balance sheets. These checks amounted to $227 and $1,848 as of March 31, 2011 and December 31, 2010, respectively.
(5) Revenue Recognition
Sales revenue is recognized when the title and risk of loss have passed to the customer, there is pervasive evidence of an arrangement, delivery has occurred or the services have been provided, the sales price is determinable and collectibility is reasonably assured. This occurs at the time of shipment. Net sales include freight out as well as reductions for returns and allowances, and sales discounts. Progress payments on contracts are recognized as reductions of the related inventory costs. Progress payments in excess of inventory costs are reflected as a liability. The Company does not recognize revenue from the disposal of by-products. Any proceeds received from by-product disposal are considered an offset to cost of sales. The Company recognized by-product credits of $3,746 and $2,816 in the three-month periods ended March 31, 2011 and 2010, respectively. The Company generally grants uncollateralized credit to customers on an individual basis based upon the customer’s financial condition and credit history. Credit is typically on net 30-day terms and progress payments are frequently required for customers with long production cycles to minimize credit risk. The Company’s allowance for doubtful accounts is based on a review of sales reports, open deduction reports, trends in collections, historical experience and existing economic conditions. Bad debt write-offs occur upon notice of insolvency or other evidence of business closure.
(6) Income Taxes
The year-to-date income tax provision of $3,425 for 2011 was based on an annualized combined federal, state and foreign effective rate of 26.6%, which differed from the statutory federal rate of 35% due primarily to a discreet true-up adjustment of $1,085 to 2010 deferred taxes to reflect a lower effective state tax rate. In 2010, the Company had a tax provision of $2,886, or 35.0%.
(7) Pension and Postretirement Benefits
The components of net periodic benefit costs recognized for the three-month periods ended March 31, 2011 and 2010 are presented in the table below.

			Other
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$403	$401	$58	$57
Interest cost	2,498	2,731	364	413
Expected return on plan assets	(3,164)	(3,059)	—	—
Amortization of prior service cost	101	123	3	3
Amortization of the net loss	2,380	2,043	45	25

Net periodic benefit cost	$2,218	$2,239	$470	$498

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to contribute $13,251 to its pension plans in 2011. As of March 31, 2011, the Company has made $1,369 of cash contributions to the pension plans versus $873 during the same period in 2010. The Company currently estimates its total contributions to its pension plans in 2011 will be $13,251.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Company has concluded that certain benefits provided by its postretirement benefit plan are actuarially equivalent to Medicare Part D under the Act and has filed a refund request with the Claims Management Services, a division of the Health and Human Services Department. In the first three months of 2011 and 2010, respectively, the Company received refunds of $38 and $54.
(8) Debt
On May 16, 2006, the Company sold $40,000 of Series B senior notes (the “Series B Notes”) in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year. The first amortization payment of $5,715 was made on May 17, 2010.
On September 2, 2008, the Company sold $50,000 of Series C senior notes (the “Series C Notes”) in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At March 31, 2011, funded debt at Ladish was at 22% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at March 31, 2011. The covenant on adjusted net worth requires a minimum of $119,173. At March 31, 2011, Ladish had $297,302 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at March 31, 2011 was 12.53. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At March 31, 2011, the Company’s actual level was 0.86. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
The Company and a syndicate of lenders entered into a revolving credit facility (the “Facility”), which was most recently renewed on April 8, 2010. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At March 31, 2011, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility had a maturity date of April 7, 2011. The Company elected to allow the Facility to expire on April 7, 2011 and did not extend the Facility. This decision was based upon the available cash balance of the Company, the lack of any extraordinary need for capital by the Company and the impending merger of the Company with Allegheny Technologies Incorporated (“ATI”).
The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of March 31, 2011, the Company’s ratio was 0.86:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of March 31, 2011, the Company had a fixed charge coverage ratio of 5.16x.

At March 31, 2011, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
(9) Earnings Per Share
There is no difference between basic weighted average shares outstanding and diluted weighted average shares outstanding in 2011.
(10) Stockholders’ Equity
The Company had a Stock Option Plan (the “Plan”) that covered certain employees. Under the Plan, incentive stock options for up to 983,333 shares could be granted to employees of the Company, of which 943,833 options have been granted. These options expire ten years from the grant date. Options granted vest over two years. As of March 31, 2011, all of the options granted under the Plan have been exercised. There are no further options under the Plan.
On May 5, 2010, at the 2010 Annual Stockholders’ Meeting of the Company, the stockholders of the Company approved the adoption of the Company’s 2010 Restricted Stock Unit Plan (the “RSU Plan”). Subsequent to that meeting, the Company granted 500,000 restricted stock units under the RSU Plan to certain employees and directors of the Company.
(11) Legal Proceedings
From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. Although the Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties, the Company has been named as a defendant in a number of asbestos cases. As of the date of this filing, the Company has nine individual claims pending in Mississippi, one claim pending in Wisconsin, one claim pending in Missouri, one claim pending in Georgia and five individual claims pending in Illinois. The Company has never manufactured or processed asbestos. The Company’s only exposure to asbestos involves products the Company purchased from third parties. Given that the consortium of insurers are handling the defense of the Company, combined with the lack of actual exposure or prior negative judgments, the Company has not made any provision in its financial statements for the asbestos litigation.
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
The Company and each of its directors have been named as defendants in a lawsuit in Wisconsin State Circuit Court and in a separate lawsuit in federal court in the eastern district of Wisconsin. Each of these cases is brought by a stockholder of the Company alleging a breach of fiduciary duty in connection with the proposed merger with ATI. Neither case seeks monetary damages. Rather, each case requests equitable relief in enjoining the merger. The federal court action was dismissed during the first quarter of 2011. The Company is defending the state court action and has alerted its insurer.

(12) New Accounting Pronouncements
None.
(13)	Subsequent Events
The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

MANAGEMENT’S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
CHANGES IN FINANCIAL POSITION
(Dollars in Thousands, except per share data)
RESULTS OF OPERATIONS
First Quarter 2011 Compared to First Quarter 2010
Net sales for the three months ended March 31, 2011 were $114,120 compared to $98,948 for the same period in 2010. The amount of net sales for each of the three principal markets served by the Company were as follows for the periods indicated:

	Three Months Ended March 31,
	2011		2010
Jet Engine Components	$63,201	55%	$47,880	49%
Aerospace Components	29,584	26%	37,813	38%
General Industrial Components	21,335	19%	13,255	13%

Total	$114,120	100%	$98,948	100%

Gross profit for the first quarter of 2011 was 16.5% of net sales in contrast to 13.8% of net sales in the first quarter of 2010. The increase in gross profit in the first quarter of 2011 is primarily a result of improved productivity, a better product mix with growth in jet engine components, and higher by-product credits along with an improved absorption of fixed costs by the increased level of net sales.
Selling, general and administrative expenses were $4,605 and $4,200 and, as a percentage of net sales, were 4.0% and 4.2% for the first quarters of 2011 and 2010, respectively. The percentage decrease in selling, general and administrative expenses was attributed to the higher net sales, partially offset by higher legal and accounting expenses associated with the proposed merger with ATI.
Interest expense for the first quarter of 2011 was $1,343 in contrast to $1,475 for the same period in 2010. The lower interest expense in 2011 is due primarily to the reduced level of senior notes. During the first quarter of 2011, the Company’s revolving line of credit had an interest rate equal to the LIBOR rate plus 2.00% or at a base rate. Series B and Series C senior notes bore interest at the rate of 6.14% and 6.41%, respectively. The Company had no borrowings under the revolving line of credit facility and had $84,285 of senior notes outstanding at the end of the first quarter of 2011.
Pretax income for the first quarter of 2011 was $12,886 in contrast to $8,238 for the same period in 2010. The increase in pretax income was due to the incremental sales increase, higher by-product credits, and reduced utility costs.
The 2011 first quarter income tax provision of $3,425 is based on an effective tax rate of 26.6%, which differed from the statutory federal rate of 35% due to a discreet true-up adjustment of $1,085 to 2010 deferred taxes to reflect a lower effective state income tax rate. The 2010 tax provision of $2,886 reflects a 35% effective tax rate.
The Company’s net income for the first quarter of 2011 was $9,442, a $4,094, or 77%, increase from $5,348 for the same quarter of 2010. Profitability increased from the prior period due to the increased sales levels, improved productivity, higher by-product credits and a lower effective tax rate. The Company’s contract backlog at March 31, 2011 was $602,916 in comparison to backlogs of $503,298 and $555,917 at March 31, 2010 and December 31, 2010, respectively.

Liquidity and Capital Resources
The Company’s cash position as of March 31, 2011 was $1,905 more than it was at December 31, 2010. For the first three months of 2011, the Company generated $6,255 of cash from operating activities in contrast to $10,861 of cash from operations in the same period of 2010. The Company expended $2,852 and $1,929 of cash on capital expenditures in the first three months of 2011 and 2010, respectively. The Company expects capital expenditures for the remainder of 2011 will be approximately $20,000.
On May 16, 2006, the Company sold $40,000 of Series B Notes in a private placement to certain institutional investors. The Series B Notes are unsecured and bear interest at a rate of 6.14% per annum with interest being paid semiannually. The Series B Notes have a ten-year duration with the principal amortizing equally over the duration after the fourth year. The first amortization payment of $5,715 was made on May 17, 2010.
On September 2, 2008, the Company sold $50,000 of Series C Notes in a private placement to certain institutional investors. The Series C Notes are unsecured and bear interest at a rate of 6.41% per annum with interest being paid semiannually. The Series C Notes have a seven-year duration with the principal amortizing equally over the duration after the third year.
The Company’s Series B and Series C Notes contain financial covenants which (a) limit the incurrence of certain additional debt; (b) require a certain level of consolidated adjusted net worth; (c) require a minimum fixed charges coverage ratio; and (d) require a limited amount of funded debt to consolidated cash flow. The covenant on incurrence of additional debt limits funded debt to 60% of total capitalization. At March 31, 2011, funded debt at Ladish was at 22% of total capitalization. This covenant also limits priority debt to 20% of adjusted net worth. Ladish had no priority debt at March 31, 2011. The covenant on adjusted net worth requires a minimum of $119,173. At March 31, 2011, Ladish had $297,302 of adjusted net worth. The covenant on fixed charges coverage ratio requires that consolidated cash flow to fixed charges be a minimum of 2.00. The Company’s fixed charges coverage ratio at March 31, 2011 was 12.53. The final covenant on funded debt to consolidated cash flow allows for a maximum level of 4.00. At March 31, 2011, the Company’s actual level was 0.86. The Note Agreement for the Series B and Series C Notes also contains customary representations and warranties and events of default.
The Company and a syndicate of lenders entered into a revolving credit facility which was most recently renewed on April 8, 2010. The Facility consists of a $35,000 unsecured revolving line of credit which bears interest at a rate of LIBOR plus 2.00% or at a base rate. At March 31, 2011, there were no borrowings under the Facility and $35,000 was available pursuant to the terms of the Facility. The Facility had a maturity date of April 7, 2011. The Company elected to allow the Facility to expire on April 7, 2011 and did not extend the Facility. This decision was based upon the available cash balance of the Company, the lack of any extraordinary need for capital by the Company and the impending merger of the Company with ATI.
The Company and the syndicate of lenders participating in the Facility entered into Amendment No. 2 to the Facility. This Amendment, effective as of April 8, 2010, modified the covenant on minimum EBITDA by deleting that covenant and substituting in its place a covenant on the ratio of net debt to EBITDA. The covenant requires a maximum ratio of net debt to EBITDA to be no more than 3.50:1. As of March 31, 2011, the Company’s ratio was 0.86:1. The Facility also contains a covenant that requires a minimum fixed charge coverage ratio of 1.7x. As of March 31, 2011, the Company had a fixed charge coverage ratio of 5.16x.

At March 31, 2011, the Company was in compliance with all covenants in the Series B and Series C Notes and the Facility.
As of March 31, 2011 and December 31, 2010, the Company had net deferred tax assets of $20,254 and $21,018, respectively. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of net deferred tax assets was more likely than not, the Company has given consideration to a number of factors including its recent earnings history, expectations for earnings in the future, the timing of reversal of temporary differences and tax planning strategies available to the Company. If, in the future, the Company determines that it is no longer more likely than not that net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets with an offsetting charge to the income tax provision.
The Company’s market capitalization at March 31, 2011 was approximately $858,418. The increase in the trading price of the Company’s common stock from November 16, 2010 is believed to be related to the pending merger with ATI.

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
Under the direction of the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were effective.
There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended March 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Date: May 5, 2011